Form 10-K
period 1993-12-31
GILLETTE CO
filed 1994-03-24
CIK 41499

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922

                              THE GILLETTE COMPANY
             (Exact name of registrant as specified in its charter)

       INCORPORATED IN DELAWARE                      04-1366970
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
PRUDENTIAL TOWER BUILDING, BOSTON, MASSACHUSETTS      02199
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
   CODE                                           617-421-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                  WHICH REGISTERED
- ---------------------------------------    -------------------------
     COMMON STOCK, $1.00 PAR VALUE         NEW YORK STOCK EXCHANGE
                                           BOSTON STOCK EXCHANGE
                                           MIDWEST STOCK EXCHANGE
                                           PACIFIC STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of Gillette Common Stock held by non-affiliates as of March 1, 1994 was approximately $11,906,000,000.*

     The number of shares of Gillette Common Stock outstanding as of March 1, 1994 was 220,979,835.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into the 10-K Parts indicated:

                                      DOCUMENTS                                     10-K PARTS
     ---------------------------------------------------------------------------
1.   The Gillette Company 1993 Annual Report to Stockholders (The "1993
     Annual Report")............................................................  Parts I and II
2.   The Gillette Company 1994 Proxy Statement (The "1994 Proxy Statement").....  Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

* This amount does not include the value of 164,216.1969 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

     A description of the Company and its businesses appears in the 1993 Annual Report on the inside of the front cover and at pages 3 through 5 under the caption "Letter to Stockholders" and at page 42 under the caption "Principal Divisions and Subsidiaries," the texts of which are incorporated by reference. See also Item 7, Management's Discussion.

BUSINESS SEGMENTS

     The approximate percentages of consolidated net sales and segment profit from operations during the last five years for each of the Company's business segments appear in the 1993 Annual Report at page 39 under the caption, "Business Segments," and are incorporated by reference.

     "Financial Information by Business Segment," and "Segment and Area Commentary" containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appear in the 1993 Annual Report at page 37 and are incorporated by reference.

     The Company's businesses range across several industry segments, including blades and razors, toiletries and cosmetics, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances and oral care products. Descriptions of those businesses appear in the 1993 Annual Report at pages 6 through 15, the text of which is incorporated by reference.

DISTRIBUTION

     In the Company's major markets, traditional Gillette product lines are sold to wholesalers, chain stores and large retailers and are resold to consumers primarily through food, drug, discount, stationery, tobacco and department stores. Jafra skin care products are sold directly to consumers by independent consultants, primarily at classes in the home. Waterman and Parker products are sold to wholesalers and retailers and are resold to consumers through fine jewelry, fine stationery and department stores, pen specialists and other retail outlets. Braun products are sold to wholesalers and retailers and are resold to consumers mainly through department, discount, catalogue and specialty stores. In many small Gillette International and Braun markets, products are distributed through local distributors and sales agents. Oral-B products are marketed directly to dental professionals for distribution to patients and also are sold to wholesalers, chain stores and large retailers for resale to consumers through food, drug and discount stores.

PATENTS

     Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in the toiletries and cosmetics, writing instruments and Braun business segments. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

TRADEMARKS

     In general, the Company's principal trademarks have been registered in the United States and throughout the world where the Company's products are sold. Gillette products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark Gillette is of principal importance to the Company. In addition, a number of other trademarks owned by the Company and its subsidiaries have significant importance within their business segments. The Company's rights in these trademarks endure for as long as they are used or registered.

COMPETITION

     The blades and razors segment is marked by competition in product performance, innovation and price, as well as by competition in marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide are Warner-Lambert Company, with its Schick and Wilkinson Sword (in North America and Europe) product lines, and Societe Bic S.A., a French company. Additional competition in the United States is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands. The toiletries and cosmetic segment is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other business segments of the Company. Competition in the stationery products segment, particularly in the writing instruments market, is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors including product performance, design and price, with price an especially important factor in the commercial sector. Competition in the electric shaver, small household, hair care and oral care appliances segments is based primarily on product performance, innovation and price, with numerous competitors in the small household and hair care appliances segments. Competition in the oral care product segment is focused on product performance, price and dental profession endorsement.

EMPLOYEES

     At year-end, Gillette employed 33,400 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1993, research and development expenditures were $133.1 million, compared with $123.8 million in 1992 and $108.9 million in 1991.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of outside suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:

                                                 1993                  1992                 1991
                                          ------------------     ----------------     ----------------
                                           NET                    NET                  NET
                                          SALES      PROFIT      SALES     PROFIT     SALES     PROFIT
                                          ------     -------     -----     ------     -----     ------
United States.........................     33%        29%         31%       30%        32%       31%
Foreign...............................     67%        71%         69%       70%        68%       69%

     "Financial Information by Geographic Area" and "Segment and Area Commentary" containing information on net sales, profit from operations and identifiable assets for each of the last three years appear in the 1993 Annual Report under the same captions at page 37 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other important properties in the United States and abroad consisting of approximately 14,041,000 square feet of floor space, of which 76%, or about 10,690,000 square feet, is devoted to the Company's principal manufacturing operations.

Additional premises, such as sales and administrative offices, research laboratories, and warehouse, distribution and other manufacturing facilities account for about 24% of Gillette's principal property holdings, or about 3,370,000 square feet. Gillette's executive offices are located in the Prudential Center, Boston, Massachusetts, where the Company holds a long-term lease covering approximately 300,000 square feet.


    In the United States, Gillette's principal manufacturing facilities consist of the following:

                                                                         APPROXIMATE
                                                                            AREA
     BUSINESS SEGMENT                              LOCATION             (SQUARE FEET)
                                          --------------------------    -------------
     Blades and Razors                    Boston, Massachusetts           1,450,000
     Toiletries and Cosmetics             Andover, Massachusetts            593,000
                                          St. Paul, Minnesota               833,000
                                          Westlake Village,
                                          California                        181,000
     Stationery Products                  Santa Monica, California          320,000
                                          Janesville, Wisconsin             215,000
     Oral-B Products                      Iowa City, Iowa                   258,000
                                                                        -------------
          Total                                                           3,850,000
                                                                        -------------
                                                                        -------------


     Approximately 84% of these U.S. manufacturing facilities and the land they occupy are owned by Gillette. The Santa Monica property is leased in its entirety and 308,000 square feet of the St. Paul facility is located on leased land.

     Foreign manufacturing subsidiaries of Gillette, excluding Braun and Oral-B, operate plants with an aggregate of approximately 4.7 million square feet of floor space, about 87% of which is on land owned by Gillette. Many of the international facilities are engaged in the manufacture of products from two or more of the Company's major business segments.


     Braun's executive offices are located in Kronberg, Germany, and the locations and approximate areas of its principal manufacturing facilities are as follows:

                                                                 APPROXIMATE
                                                                     AREA
                                                                   (SQUARE
                       LOCATION                                     FEET)
                                                                 ------------
               Germany (3 facilities)............................  1,200,000
               Spain.............................................    400,000
               Ireland...........................................    200,000
               Mexico............................................    300,000
               France............................................     30,000
                                                                 ------------
                         Total...................................  2,130,000
                                                                 ------------
                                                                 ------------

     Approximately 85% of these facilities and 94% of the land they occupy are owned by Braun.

     Oral-B's executive offices are in leased space in Redwood City, California. In addition to its Iowa City plant, it owns or leases approximately 200,000 square feet of manufacturing facilities in four countries outside the United States.

     Miscellaneous manufacturing operations in North Chicago, Illinois and other locations account for approximately 80,000 square feet.

     The above facilities are in good repair, adequately meet the Company's needs and operate at reasonable levels of production capacity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position or results of operations of the Company.

     The previously reported class action titled In re Gillette Securities Litigation filed in the Federal District Court in Boston has been settled subject to the final approval of the court. The previously reported derivative action titled Albert B. Evans v. Colman M. Mockler, Jr., et al. filed in the same court has been dismissed with prejudice.

     The previously reported environmental suits filed in the Federal District Court in Boston titled United States v. Charles George Trucking Company, Inc., et al. and Commonwealth of Massachusetts v. Charles George Trucking Company, Inc., et al. have been settled and consent decrees have been entered. Certain parties have appealed the settlements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 17, 1994 is set out below.

     NAME AND CURRENT POSITION                   FIVE-YEAR BUSINESS HISTORY              AGE
     -------------------------                   --------------------------              ---
Alfred M. Zeien                       Chairman of the Board and Chief Executive Officer  64
Chairman of the Board and Chief       since February 1991; President and Chief
Executive Officer                     Operating Officer, January 1991 - February 1991;
                                      Vice Chairman of the Board,
                                      International/Diversified Operations, November
                                      1987 - January 1991

Joseph E. Mullaney                    Vice Chairman of the Board since November 1990;    60
Vice Chairman of the Board            Senior Vice President, Legal, April 1977 -
                                      November 1990; Vice President, September 1973 -
                                      April 1977; General Counsel, September 1973 -
                                      September 1990

Jacques Lagarde                       Executive Vice President, Diversified Group since  55
Executive Vice President              October 1993; Vice President, February 1990 -
                                      September 1993; Chairman, Board of Management,
                                      Braun AG, February 1990 - September 1993; Deputy
                                      Chairman, Board of Management, Braun AG, July
                                      1989 - January 1990; President, Oral-B
                                      Laboratories, Inc., November 1985 - June 1989

Michael C. Hawley                     Executive Vice President, International Group      55
Executive Vice President              since December 1993; President, Oral-B
                                      Laboratories, Inc., May 1989 - November 1993;
                                      Vice President, Administrative Services, January
                                      1989 - April 1989

Robert J. Murray                      Executive Vice President, North Atlantic Group     52
Executive Vice President              since January 1991; Vice President, October
                                      1987 - January 1991; Chairman, Board of
                                      Management, Braun AG, November 1985 - January
                                      1990

William J. McMorrow                   Senior Vice President, Administration since        62
Senior Vice President                 December 1987

Thomas F. Skelly                      Senior Vice President, Finance since May 1980      60
  Senior Vice President

Anthony S. Lucas                      Vice President since July 1983; Controller since   61
  Vice President and Controller       June 1980

     The Executive Officers hold office until the first meeting of the Board of Directors following the annual meeting of the stockholders and until their successors are respectively elected or appointed and qualified, unless a shorter period shall have been specified by the terms of their election or appointment, or until their earlier resignation, removal or death.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item appears in the 1993 Annual Report on the inside back cover and at page 39 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of March 1, 1994, the record date for the 1994 Annual Meeting, there were 29,067 Gillette stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1993 Annual Report at pages 40 and 41 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1993 Annual Report at pages 23 through 25 under the caption, "Management's Discussion," and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette
Company and Subsidiary Companies appear in the 1993 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report.....................................  Page 38
(2)  Consolidated Statement of Income and Earnings Reinvested in the
     Business for the Years Ended December 31, 1993, 1992 and 1991....  Page 26
(3)  Consolidated Balance Sheet at December 31, 1993 and 1992.........  Page 27
(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1993, 1992 and 1991.................................  Page 28
(5)  Notes to Consolidated Financial Statements.......................  Pages 29
                                                                        through 37
(6)  Quarterly Financial Information..................................  Page 39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 1994 Proxy Statement at pages 1 through 4, at page 7 under the caption "Certain Transactions with Directors and Officers" and at page 24 under the caption "Compliance with Section 16(a) of the Exchange Act," the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1994 Proxy Statement at page 8 under the caption "Compensation of Directors" and at pages 11 through 17 under the captions "Compensation of Chief Executive Officer" and "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1994 Proxy Statement at pages 6 through 7 under the caption, "Stock Ownership of Certain Beneficial Owners and Management," and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 1994 Proxy Statement at page 7 under the caption "Certain Transactions with Directors and Officers" and at page 8 under the caption "Compensation of Directors" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1993 Annual Report at the pages indicated below and are incorporated into Part II by reference.

 (1) Independent Auditors' Report.....................................  Page 38
 (2) Consolidated Statement of Income and Earnings Reinvested in the
     Business for the Years Ended December 31, 1993, 1992 and 1991....  Page 26
 (3) Consolidated Balance Sheet at December 31, 1993 and 1992.........  Page 27
 (4) Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1993, 1992 and 1991.................................  Page 28
 (5) Notes to Consolidated Financial Statements.......................  Pages 29
                                                                        through 37

SCHEDULES

     The following schedules appear at pages 11 through 15 of this report:

          V.  Property, Plant and Equipment
         VI.  Accumulated Depreciation and Obsolescence of Property, Plant and Equipment
       VIII.  Valuation and Qualifying Accounts
         IX.  Short-Term Borrowings
          X.  Supplementary Income Statement Information

     Schedules other than those listed above are omitted because they are either not required or not applicable.

EXHIBITS

  3(a)  Composite Certificate of Incorporation of The Gillette Company, as amended, filed as Exhibit 3(a) to The Gillette Company Annual Report on Form 10-K
        for the year ended December 31, 1989, Commission File No. I-922, incorporated by reference herein.
   (b)  The Bylaws of The Gillette Company, as amended April 15, 1993, filed as
        Exhibit 3(b) to the Gillette Company Quarterly Report on Form 10-Q for the
        period ended March 31, 1993, incorporated by reference herein.
  4(a)  Specimen of form of certificate representing ownership of The Gillette
        Company Common Stock, $1.00 par value, as adopted by the Board of Directors of the Company on December 15, 1977, filed as Exhibit 4(a) to The Gillette
        Company Annual Report on Form 10-K for the year ended December 31, 1986,
        Commission File No. I-922, incorporated by reference herein.
   (b)  Form of Certificate of Designation, Preferences and Rights of Series A
        Junior Participating Preferred Stock of the Gillette Company filed as
        Exhibit A to Exhibit 1 to The Gillette Company Current Report on Form 8-K,
        dated December 30, 1985, Commission File No. I-911, incorporated by reference herein.
   (c)  Rights Agreement dated as of November 26, 1986, and amended and restated as of January 17, 1990, between The Gillette Company and The First National
        Bank of Boston, filed as Exhibit 1 to The Gillette Company Form 8, dated
        January 18, 1990, incorporated by reference herein.
   (d)  Certificate of Designation of the Series C ESOP Convertible Preferred Stock
        of The Gillette Company, dated January 17, 1990, filed as Exhibit 4(e) to
        The Gillette Company Annual Report on Form 10-K for the year ended December
        31, 1989, Commission File No. I-922, incorporated by reference herein.
   (e)  Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit
        3(e) to The Gillette Company Annual Report on Form 10-K for the year ended
        December 31, 1991, Commission File No. I-922, incorporated by reference herein.

   (f)  Instruments relating to long-term debt.
        Credit agreement dated August 19, 1988, amended and restated as of October
        16, 1989, and amended as of December 10, 1990 among The Gillette Company and a group of United States and international banks, filed as Exhibit 4(f)
        to The Gillette Company Annual Report on Form 10-K for the year ended
        December 31, 1990, Commission File No. I-922, incorporated by reference herein.
        Form of $150,000,000 4.75% note due August 15, 1996 issued pursuant to
        Registration Statement No. 33-54974 of The Gillette Company, filed November
        24, 1992, as amended May 14, 1993 and June 24, 1993 filed herewith, and the
        Trust Indenture filed therewith as Exhibit 4.1, incorporated by reference herein.
        Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to
        Registration Statement No. 33-54974 of The Gillette Company, filed November
        24, 1992, as amended May 14, 1993 and June 24, 1993 filed herewith, and the
        Trust Indenture filed therewith as Exhibit 4.1, incorporated by reference herein.
        Form of $150,000,000 and $50,000,000 5.75% notes due October 15, 2005, issued pursuant to Registration Statement No. 33-50303 of The Gillette
        Company, filed September 17, 1993 filed herewith, and the Trust Indenture filed as Exhibit 4.1 to Registration Statement No. 33-54974 of The Gillette
        Company, as amended May 14, 1993 and June 24, 1993, incorporated by reference herein.
        (Others not filed, but the registrant agrees to file a copy of such instruments upon the request of the Securities and Exchange Commission.)
    10  Material Contracts
  *(a)  The Gillette Company 1971 Stock Option Plan, as amended, subject to the approval of the stockholders at their annual meeting on April 21, 1994, filed herewith.
  *(b)  The Gillette Company Stock Equivalent Unit Plan, as amended, subject to the approval of the stockholders at their annual meeting on April 21, 1994, filed herewith.
  *(c)  The Gillette Company Incentive Bonus Plan, as amended, filed herewith.
  *(d)  The Gillette Company Outside Directors' Stock Ownership Plan, subject to the approval of the stockholders at their annual meeting on April 21, 1994, filed herewith.
  *(e)  Description of The Gillette Company Executive Life Insurance Program, filed as Exhibit 10(d) to The Gillette Company Annual Report on Form 10-K for the
        year ended December 31, 1991, Commission File No. I-922, incorporated by reference herein.
   (f)  Directors and Officers and Company Reimbursement Indemnity Insurance and
        Pension and Welfare Fund Fiduciary Responsibility Insurance policy, filed herewith.
  *(g)  The Retirement Plan for Directors of The Gillette Company, as amended, filed as Exhibit 10(f) to The Gillette Company Annual Report on Form 10-K
        for the year ended December 31, 1987, Commission File No. I-922, incorporated by reference herein.
  *(h)  The Deferred Compensation Plan for Directors of The Gillette Company, as
        amended, filed herewith.
   (i)  Stock Purchase Agreement dated November 24, 1986, between The Gillette Com-
        pany and a group of entities consisting of Revlon Group Incorporated,
        MacAndrews & Forbes, Incorporated and certain of their affiliates, filed as
        Exhibit No. 28.2 to The Gillette Company Current Report on Form 8-K dated
        November 24, 1986, Commission File No. I-922, incorporated by reference herein.
  *(j)  Description of severance pay and benefit arrangements for employees in the event of a change in control, filed as Exhibit 10(j) to The Gillette
        Company Annual Report on Form 10-K for the year ending December 31, 1989,
        Commission File No. I-922, incorporated by reference herein.
   (k)  Letter Agreement, dated July 20, 1989, between The Gillette Company and
        Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company
        Current Report on Form 8-K, dated July 20, 1989, Commission File No. I-922, incorporated by reference herein.

  *(l) Description of agreement between The Gillette Company and Gaston R. Levy dated December 27, 1993, filed herewith.
  *(m) Description of agreement between The Gillette Company and Lorne R. Waxlax dated September 30, 1993, filed herewith.
  *(n) Description of The Gillette Company Estate Preservation Plan, filed herewith.
  *(o) Description of The Gillette Company Estate Planning Program, filed herewith.
    11  Computation of per share earnings, filed herewith.
    13 Portions of the 1993 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K.
    22  List of subsidiaries of The Gillette Company, filed herewith.
    23  Independent Auditors' Consent.
    24  Power of Attorney.

- ---------------

* Filed pursuant to Item 14(c).

B.  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following Registration Statements of the registrant on Form S-8 (1) No. 33-27916, filed April 10, 1989, and amended thereafter, which incorporates by reference therein Registration Statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710, and all amendments thereto, all relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan and 1974 Stock Purchase Plan and on Form S-7 No.
2-41016 relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (2) No. 33-9495, filed October 20, 1986, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (3) No. 2-93230, filed September 12, 1984, and all amendments thereto, relating to shares and plan interests in the Oral-B Laboratories Savings Plan; (4) No. 33-56218, filed December 23, 1992, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; and (5) No. 33-52465, filed March 1, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Global Employee Stock Ownership Plan.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than the payments by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of The Gillette Company:

     Under date of January 27, 1994, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income and earnings reinvested in the business and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed on page 7 of this report. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK

Boston, Massachusetts
January 27, 1994

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                             (MILLIONS OF DOLLARS)

                                   BALANCE                   RETIRE-       OTHER        BALANCE
                                      AT                      MENTS       CHANGES          AT
                                  BEGINNING    ADDITIONS       OR           ADD          END OF
          CLASSIFICATION           OF YEAR      AT COST       SALES       (DEDUCT)        YEAR
          --------------           -------     ---------     -------      --------      -------
1993
                                                                          $    1.6 (A)
  Land............................. $   28.2      $   .4     $   .1            (.9)(B)  $   29.9
                                                                                .7 (C)

                                                                              10.8 (A)
  Buildings........................    388.7        34.0        2.1          (24.1)(B)     420.5
                                                                              13.2 (C)

                                                                             (12.4)(A)
  Machinery and equipment..........  1,996.7       317.6       74.4         (129.0)(B)   2,125.5
                                                                              27.0 (C)
                                    --------     ------      ------       --------      --------
       Total....................... $2,413.6     $352.0      $ 76.6       $ (113.1)     $2,575.9
                                    --------     ------      ------       --------      --------
                                    --------     ------      ------       --------      --------
1992
                                                                          $     -- (A)
  Land............................. $   24.7     $  2.0      $   .1             .2 (B)   $  28.2
                                                                               1.4 (C)

                                                                               5.0 (A)
  Buildings........................    328.7       41.1         3.9           12.8 (B)     388.7
                                                                               5.0 (C)

                                                                              (5.0)(A)
  Machinery and equipment..........  1,771.6      278.3       101.0           46.0 (B)   1,996.7
                                                                               6.8 (C)
                                    --------     ------      ------       --------      --------
       Total....................... $2,125.0     $321.4      $105.0       $   72.2      $2,413.6
                                    --------     ------      ------       --------      --------
                                    --------     ------      ------       --------      --------

1991
                                                                          $     -- (A)
  Land.............................  $  20.2     $  5.7      $   .6            (.7)(B)   $  24.7
                                                                                .1 (C)

                                                                                .1 (A)
  Buildings........................    319.8       21.5         3.8           (9.5)(B)     328.7
                                                                                .6 (C)

                                                                               (.1)(A)
  Machinery and equipment..........  1,646.1      258.8        67.5          (70.8)(B)   1,771.6
                                                                               5.1 (C)
                                    --------     ------      ------       --------      --------
       Total....................... $1,986.1     $286.0      $ 71.9       $  (75.2)     $2,125.0
                                    --------     ------      ------       --------      --------
                                    --------     ------      ------       --------      --------

- ---------------

(A) -- Transfers between accounts.

(B) -- Foreign currency exchange fluctuations from beginning of year to end of year.

(C) -- Acquisitions.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

          SCHEDULE VI -- ACCUMULATED DEPRECIATION AND OBSOLESCENCE OF
                         PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)

                                              ADDITIONS
                                               CHARGED
                                                 TO                                      BALANCE
                                  BALANCE AT   PROFIT                     OTHER            AT
                                  BEGINNING      AND      RETIREMENTS    CHANGES         END OF
                DESCRIPTION        OF YEAR      LOSS       OR SALES    ADD (DEDUCT)       YEAR
                                  ---------   ---------   ----------   ------------     ---------
1993
                                                                         $    3.2 (A)
  Buildings.....................   $  164.3    $  14.7      $   .8          (10.3)(B)    $  171.1

                                                                             (3.2)(A)
  Machinery and equipment.......    1,173.9      174.3        65.0          (89.7)(B)     1,190.3
                                   --------    -------      ------       --------        --------
       Total....................   $1,338.2    $ 189.0      $ 65.8       $ (100.0)       $1,361.4
                                   --------    -------      ------       --------        --------
                                   --------    -------      ------       --------        --------

1992
                                                                         $    (.5)(A)
  Buildings.....................   $ 149. 0    $  12.0      $  2.8            6.6 (B)    $  164.3

                                                                               .5 (A)
  Machinery and equipment.......    1,044.6      176.0        89.9           42.7 (B)     1,173.9
                                   --------    -------      ------       --------        --------
       Total....................   $1,193.6    $ 188.0      $ 92.7       $   49.3        $1,338.2
                                   --------    -------      ------       --------        --------
                                   --------    -------      ------       --------        --------
1991
                                                                         $    3.4 (A)
  Buildings.....................   $  139.0    $  13.0      $  1.5           (4.9)(B)    $  149.0

                                                                             (3.4)(A)
  Machinery and equipment.......      985.5      159.4        55.1          (41.8)(B)     1,044.6
                                   --------    -------      ------       --------        --------
       Total....................   $1,124.5    $ 172.4      $ 56.6       $  (46.7)       $1,193.6
                                   --------    -------      ------       --------        --------
                                   --------    -------      ------       --------        --------


- ---------------------

(A)  -- Transfers between accounts.
(B)  -- Foreign currency exchange fluctuations from beginning of year to end of year.

Note -- Depreciation is computed primarily on a straight-line basis over the estimated useful lives of assets which are as follows:

                  Buildings and land improvements.........    10 to 50 years
                  Furniture and fixtures..................     5 to 15 years
                  Machinery, equipment and vehicles.......     3 to 15 years

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (MILLIONS OF DOLLARS)

                                                         ADDITIONS         DEDUCTIONS
                                                   ---------------------   ----------
                                        BALANCE     CHARGED                  LOSSES      BALANCE
                                          AT          TO        CHARGED     CHARGED        AT
                                       BEGINNING    PROFIT        TO           TO        END OF
             DESCRIPTION                OF YEAR    AND LOSS      OTHER      RESERVES      YEAR
             -----------               ---------   ---------   ---------   ----------   ---------
1993
  Reserves deducted from assets:
     Receivables......................   $41.8       $18.0      $ 2.5*       $ 16.4       $45.9
                                         -----       -----      -----        ------       -----
                                         -----       -----      -----        ------       -----
1992
  Reserves deducted from assets:
     Receivables......................   $50.7       $ 8.2      $ --         $ 17.1       $41.8
                                         -----       -----      -----        ------       -----
                                         -----       -----      -----        ------       -----
1991
  Reserves deducted from assets:
     Receivables......................   $46.1       $19.5      $ --         $ 14.9       $50.7
                                         -----       -----      -----        ------       -----
                                         -----       -----      -----        ------       -----

* Acquisition balances

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES


                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (MILLIONS OF DOLLARS)

                                                                                          WEIGHTED
                                               YEAR END                                   AVERAGE
                                   BALANCE     WEIGHTED       MAXIMUM       AVERAGE       INTEREST
                                   AT END      AVERAGE      OUTSTANDING   OUTSTANDING       RATE
                                     OF        INTEREST       DURING        DURING         DURING
                                    YEAR         RATE        THE YEAR      THE YEAR       THE YEAR
                                   -------   ------------   -----------   -----------   ------------
1993
  Banks and Financial
     Institutions................. $341.0          5%         $ 236.9       $ 260.7           7%
  Commercial Paper................   54.0          3            477.0         140.2           3
                                   ------         --          -------       -------          --
          Total................... $395.0          4%         $ 713.9       $ 400.9           5%
                                   ------         --          -------       -------          --
                                   ------         --          -------       -------          --
1992
  Banks and Financial
     Institutions................. $265.2          9%         $ 265.2       $ 186.1          10%
  Commercial Paper................   42.0          4             42.0          55.4           4
                                   ------         --          -------       -------          --
          Total................... $307.2          8%         $ 307.2       $ 241.5           8%
                                   ------         --          -------       -------          --
                                   ------         --          -------       -------          --
1991
  Banks and Financial
     Institutions................. $194.4         10%         $ 297.4       $ 233.5          18%
  Commercial Paper................   13.0          5             26.0          33.5           6
                                   ------         --          -------       -------          --
          Total................... $207.4         10%         $ 323.4       $ 267.0          17%
                                   ------         --          -------       -------          --
                                   ------         --          -------       -------          --


- ---------------

NOTE: Short-term borrowings, excluding commercial paper, represent primarily foreign currency debt. The maximum and average amounts outstanding during the year are based on quarter-end total outstanding balances and are representative of the year. Average interest rates on short-term borrowings in all three years have been materially impacted by high interest rates in the hyperinflationary economies. Borrowings in these economies have been significantly reduced compared with 1991.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES


            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (MILLIONS OF DOLLARS)

                                                                1993         1992         1991
                                                               -------      ------       ------
Maintenance and repairs......................................  $  42.3      $ 47.8*      $ 47.3*
                                                                ------      ------       ------
                                                                ------      ------       ------

Taxes, other than payroll and income taxes...................  $  42.6      $ 39.3       $ 34.9
                                                                ------      ------       ------
                                                                ------      ------       ------

Advertising costs............................................   $428.0      $446.8       $402.2
                                                                ------      ------       ------
                                                                ------      ------       ------


- ---------------

* Restated to reflect reported years on a comparable basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            THE GILLETTE COMPANY
                                                 (Registrant)


                                            By  THOMAS F. SKELLY
                                                -------------------------------
                                                Thomas F. Skelly
                                            Senior Vice President and Chief
                                            Financial Officer
Date: March 22, 1994

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                      DATE
                 ----------                                  -----                      ----
               ALFRED M. ZEIEN                          Chairman of the Board              March 22, 1994
   -----------------------------------------            of Directors, Chief Executive
               Alfred M. Zeien                          Officer and Director

             JOSEPH E. MULLANEY                         Vice Chairman of the Board and     March 22, 1994
   -----------------------------------------            Director
             Joseph E. Mullaney

              THOMAS F. SKELLY                          Senior Vice President and          March 22, 1994
   -----------------------------------------            Chief Financial Officer
              Thomas F. Skelly

              ANTHONY S. LUCAS                          Vice President,                    March 22, 1994
   -----------------------------------------            Controller and Principal
              Anthony S. Lucas                          Accounting Officer

             WARREN E. BUFFETT                          Director                           March 22, 1994
   -----------------------------------------
             Warren E. Buffett

           LAWRENCE E. FOURAKER                         Director                           March 22, 1994
   -----------------------------------------
            Lawrence E. Fouraker

              WILBUR H. GANTZ                           Director                           March 22, 1994
   -----------------------------------------
              Wilbur H. Gantz

             MICHAEL B. GIFFORD                         Director                           March 22, 1994
   -----------------------------------------
             Michael B. Gifford

              CAROL R. GOLDBERG                         Director                           March 22, 1994
   -----------------------------------------
              Carol R. Goldberg

              HERBERT H. JACOBI                         Director                           March 22, 1994
   -----------------------------------------
              Herbert H. Jacobi

            RICHARD R. PIVIROTTO                        Director                           March 22, 1994
   -----------------------------------------
            Richard R. Pivirotto

               JUAN M. STETA                            Director                           March 22, 1994
   -----------------------------------------
               Juan M. Steta

           ALEXANDER B. TROWBRIDGE                      Director                           March 22, 1994
   -----------------------------------------
           Alexander B. Trowbridge

             JOSEPH F. TURLEY                           Director                           March 22, 1994
   -----------------------------------------
             Joseph F. Turley


                                            By    THOMAS F. SKELLY
                                               --------------------------
                                                  Thomas F. Skelly
                                                  as Attorney-In-Fact