Form 10-Q
period 1994-03-31
GILLETTE CO
filed 1994-05-02
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994               Commission File Number 1-922


                             THE GILLETTE COMPANY
            (Exact name of registrant as specified in its charter)


Incorporated in Delaware                                04-1366970
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)



Prudential Tower Building, Boston, Massachusetts                     02199
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (617) 421-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1994 . . . . . . . . . . . . . . . . 221,037,224

                                        PAGE 1
                            PART I.  FINANCIAL INFORMATION

                     THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENT OF INCOME
                    (Millions of dollars, except per share amounts)

                                      (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                        1994        1993
Net Sales........................................  $1,361.1    $1,216.6
Cost of Sales....................................     498.6       463.5
    Gross Profit.................................     862.5       753.1

Selling, General and Administrative expenses.....     565.4       490.7
    Profit from operations.......................     297.1       262.4

Nonoperating Charges (Income):
  Interest income................................     (5.5)       (5.9)
  Interest expense...............................      13.4        16.1
  Exchange.......................................      31.9        24.2
  Other charges - net............................     (2.0)          .3
                                                       37.8        34.7
    Income before Income Taxes and Cumulative
      Effect of Accounting Changes...............     259.3       227.7

Income Taxes.....................................      95.3        85.4
    Income before Cumulative Effect of
      Accounting Changes.........................     164.0       142.3

Cumulative Effect of Accounting Changes..........          -        138.6
    Net Income                                        164.0         3.7

Preferred Stock dividends, net of tax benefit....       1.2         1.2

Net Income Available to Common Stockholders...... $  162.8 $    2.5

Income per common share before cumulative
  effect of accounting changes...................    $    .74    $    .64
Cumulative effect of accounting changes..........           -         .63
Net Income per Common Share......................    $    .74    $    .01

Dividends declared per common share..............    $    .      $    .

Average number of common shares outstanding
  (thousands)                                         220,961     220,223


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                     March 31      December 31
                                                        1994            1993
Current Assets:
    Cash and cash equivalents.................... $   88.3       $   37.1
    Short-term investments, at cost which
       approximates market value.................      4.2            1.5
    Receivables, less allowances of $40.5
        ($45.9 at 12/31/93)......................  1,094.5        1,226.9
    Inventories:
        Raw materials and supplies...............    213.8          209.1
        Work in process..........................     92.5           90.8
        Finished goods...........................    601.0          574.7
          Total Inventories......................    907.3          874.6
    Prepaid expenses, principally taxes..........    397.9          387.9
          Total Current Assets...................  2,492.2        2,528.0

Property, Plant and Equipment, at cost...........  2,568.3        2,575.9
        Less accumulated depreciation............  1,368.9        1,361.4
          Net Property, Plant and Equipment......  1,199.4        1,214.5


Intangible Assets, less accumulated amortization     912.1          916.9
Other Assets.....................................    402.2          442.9

                                                $5,005.9 $5,102.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                     March 31     December 31
                                                       1994          1993
Current Liabilities:
    Loans payable................................ $  318.9       $  395.0
    Current portion of long-term debt............     47.4           46.2
    Accounts payable.............................    249.9          268.9
    Accrued liabilities..........................    663.5          807.1
    Dividends payable............................         -          46.4
    Income taxes.................................    248.3          196.7
       Total Current Liabilities.................  1,528.0        1,760.3

Long-Term Debt...................................    836.7          840.1
Deferred Income Taxes............................    162.1          166.1
Other Long-Term Liabilities......................    836.8          835.5
Minority Interest................................     16.6           21.3

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1994,
      164,140 shares; 1993, 164,243 shares.......     99.0           99.0
    Unearned ESOP Compensation...................   (53.8)         (53.8)
    Common stock, par value $1.00 per share:
      Authorized 580,000,000 shares
      Issued: 1994, 278,733,159 shares;
              1993, 278,587,610 shares...........    278.7          278.6
    Additional paid-in capital...................    263.4          259.4
    Earnings reinvested in the business..........  2,520.7        2,357.9
    Cumulative foreign currency
      translation adjustments....................  (435.2)        (415.0)
    Treasury stock, at cost:
    1994, 57,695,935 shares;l993, 57,697,990 shares (1,047.1)   (1,047.1)
        Total Stockholders' Equity...............  1,625.7        1,479.0

                                                $5,005.9 $5,102.3


See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                      Three Months Ended
                                                            March 31
                                                       1994          1993
Operating Activities
    Net income                                      $  164.0    $    3.7
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting changes             -        138.6
      Depreciation and amortization                    48.3         53.6
      Other                                             9.5         10.1
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                            98.2        145.3
        Inventories                                  (57.1)       (25.1)
        Accounts payable and accrued liabilities    (134.2)      (137.6)
        Other working capital items                    39.7          6.8
        Other non-current assets and liabilities       42.3        47.4
          Net cash provided by operating activities   210.7        242.8
Investing Activities
    Additions to property, plant & equipment         (55.3)       (52.4)
    Disposals of property, plant & equipment            4.7          2.9
    Acquisition of businesses, less cash acquired     (5.2)             -
    Other                                               3.3          3.6
          Net cash used in investing activities      (52.5)       (45.9)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                    4.3          4.2
    Decrease in long-term debt                        (3.6)        (1.8)
    Decrease in loans payable                        (60.6)       (43.1)
    Dividends paid                                   (47.6)       (40.8)
          Net cash used in financing activities     (107.5)       (81.5)
Effect of Exchange Rate Changes on Cash                  .5        (3.6)

Increase in Cash and Cash Equivalents                  51.2        111.8
Cash and Cash Equivalents at Beginning of Year         37.1         35.3

Cash and Cash Equivalents at End of Quarter      $   88.3 $  147.1

Supplemental disclosure of cash paid for:
    Interest                                       $   10.9     $   15.3
    Income taxes                                 $     44.5     $   31.7
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $    3.4     $      -
    Cash paid                                             5.2            -
      Liabilities assumed                            $   (1.8)    $      -

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Accounting Comments
Reference is made to the registrant's 1993 annual report to stockholders, which contains, at pages 26 through 37, financial statements and the notes thereto.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and advertising expense for the full year.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments, consisting only of normal recurring accruals necessary to a fair presentation of the results for such interim periods, have been included.

Acquisition
On May 7, 1993, the Company acquired Parker Pen Holdings Limited (Parker Pen), a worldwide writing instruments company, headquartered in England. The acquisition has been accounted for by the purchase method of accounting. The purchase price and other costs of the acquisition amounted to $458 million and have been allocated to goodwill pending an independent appraisal of Parker Pen's net assets acquired. The Company consolidated Parker Pen results of opertions commencing with the Third Quarter, 1993, including amortization of a proportionate amount of the goodwill over a 40-year period.

The following unaudited pro forma summary presents the combined results of operations of the Company and Parker Pen as if the acquisition had occurred at the beginning of each period presented. The results do not purport to indicate what would have occurred had the acquisition been made on those dates or what results may be in the future.
                                                         Proforma
                                                    Three Months ended
                                                         March 31
(Millions of dollars, except per share amounts)       1994      1993

Net sales                                            $1,361    $1,298
Before cumulative effect of accounting changes:
  Income                                             $  164    $  148
  Income per common share                            $  .74    $  .67

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
  In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

  Three Months 1994 versus 1993
  Sales for the three months ended March 31, 1994, were $1.36 billion, a gain of 12% from $1.22 billion in 1993. The change was due to an increase from new products including Parker Pen, 19%, offset by a volume/mix decrease,
  (6)%, while the combined effect of fluctuations in exchange rates and changes in selling prices accounted for (1)%. Without Parker Pen, sales increased 6%. Domestic sales increased 16%, and sales from foreign operations increased 10%. Excluding the impact of Europe, sales from foreign operations increased 27%.

  Sales and profits of the Company's blade and razor business were considerably above those of the prior year. The continued growth of the Gillette Sensor franchise, particularly Sensor for Women in the United States market along with the successful introduction of the Sensor Excel system in continental Europe and Canada, were somewhat offset by the negative effect of the European recession and weaker currencies.

  Sales of Braun products declined slightly from the prior year due to the effect of the continuing European economic recession and weaker currencies. Considerable sales growth in the United States, principally in the oral care business, and in Japan, due to improved shaver business, offset weaker sales in Europe. Profits were virtually unchanged as substantial increases in non European markets were offset by the negative factors in Europe.

  Toiletries and cosmetics sales in the first quarter were higher in all markets except Europe, which was moderately lower. Increases in deodorant/antiperspirant products and Jafra contributed to this growth. Profits rose over the prior period due to the sales increases.

  Sales and profits of stationery products were sharply higher than last year's first quarter, reflecting the inclusion of Parker Pen results. Without Parker Pen, sales increased moderately and profits remained unchanged despite substantial shortfalls in Europe.

  Oral-B sales in the first quarter rose considerably, primarily in the United States, while sales in Europe were well below the prior year. Profits were substantially lower, primarily in Europe, while profits in the United States increased.

  The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
  Period               Razors   Cosmetics      Products    Products   Products
  Three Months 1994      36%       18%           13%         26%         7%
  Three Months 1993      36%       19%            8%         30%         7%

  Gross profit was $862.5 million, an increase of $109.4 million or 15% from 1993. The gross profit percentage was 63.4%, compared with 61.9% for the same period in 1993, reflecting sales gains in products with higher profit margins, such as the Sensor system, and the impact of lower manufacturing costs.

  Selling, general and administrative expenses increased by $74.7 million or 15%.
  Combined advertising and sales promotion expenses increased 14%. Spending on research and development increased 5%, while other marketing and administrative expenses increased 12%.

  Profit from operations was $297.1 million, up 13% from $262.4 million in the prior year. Without Parker Pen, profit from operations increased 6%. Profit from operations increased 15% within the United States, and 13% in foreign operations.

  Net interest expense and the effective tax rate were lower in the quarter, while net exchange losses were significantly higher.

  Net income of $164.0 million climbed 15%, compared with $142.3 million, before
  the effects of accounting changes, in the first quarter of 1993. Net income per common share was 74 cents, an increase of 16%, compared with the prior year's first quarter. Net income per common share in the first quarter of 1993 was 64 cents, before the effects of accounting changes.

                                  *     *     *

  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter were higher than the corresponding period of a year ago. Operating profits were well above those of last year.

  The Stationery Group's sales and profits in the quarter were significantly higher than those of the prior year reflecting the inclusion of Parker Pen results.

  The International Group's sales and profits increased substantially in the quarter compared with last year.

  Sales of the Diversified Group in the quarter were unchanged but profits were slightly above last year.

Financial Condition
  Net cash provided by operating activities for the three months ended March
  31,
  1994, amounted to $211 million, compared with $243 million in the same period last year. The decrease in 1994 was largely the result of higher working capital requirements.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at March 31, 1994, amounted to $1.12 billion, compared with $1.26 billion at year-end 1993. The Company's current ratio at March 31, 1994, was 1.63, compared with 1.44 at December 31, 1993.

                                     PAGE 8
                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, consider that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position or results of operations of the Company.

An order approving the previously reported settlement of the class action titled In re Gillette Securitites Litigation was entered by the Federal District Court in Boston on March 30, 1994 and became final on April 29, 1994.

Item 4.  Vote of Security Holders

At its Annual Meeting on April 21, 1994, the stockholders of The Gillette Company took the following actions:

  1. Elected the following three directors for terms to expire at the 1997 Annual Meeting of the stockholders, with votes as indicated opposite each director's name and with no abstentions or broker nonvotes:

                                                  For           Withheld
       Herbert H. Jacobi                      190,932,744      1,079,197
       Alexander B. Trowbridge                190,644,093      1,367,848
       Joseph F. Turley                       190,787,675      1,224,266


  2. Approved the Outside Directors' Stock Ownership Plan under which payment of the outside directors' annual Board retainer fee will be made 50% in cash and 50% in the common stock of the Company instead of 100% in cash. The vote was 162,350,549 for and 3,045,656 against the proposal, with 1,910,707 abstentions and 24,705,029 broker nonvotes.

  3. Approved the amendment of the 1971 Stock Option Plan. The amendment extends the period for grants under the plan to April 15, 1999, increases the number of stock options available for grant by 8,000,000, clarifies the definition of eligible employee, and limits to 100,000 the number of stock options that can be granted to any participant in a calendar year. The vote was 157,683,307 for and 7,324,957 against the proposal, with 2,297,128 abstentions and 24,706,549 broker nonvotes.

  4. Approved the amendment of the Stock Equivalent Unit Plan. The amendment extends the period for grants under the plan to April 15, 1999, increases the number of units available for grant under the plan by 100,000, clarifies the defintion of eligible employee, and limits to 50,000 the number of units that can be granted to any participant in a calendar year.
     The vote was 184,230,750 for and 5,904,800 against the proposal, with 1,876,391 abstentions and no broker nonvotes.

  5. Approved the appointment by the Board of Directors of KPMG Peat Marwick as auditors for the year 1994. The vote was 190,523,929 for and 832,502 against the proposal, with 655,510 abstentions and no broker nonvotes.

                                      PAGE 9
Item 6 (a)     Exhibits


  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                    Three Months Ended March 31
                                                     1994                  1993
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  164.0               $    3.7
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (1.2)                  (1.2)
  Net income available to Common Shareholders.. $  162.8 $    2.5

  Average common shares outstanding............       221.0                  220.2

  Reported net income per common share.........    $    .74               $    .01

Net Income Per Common Share-Assuming Full Dilution
  Net income available to Common Shareholders
    (As Above).................................  $  162.8               $    2.5
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       1.2                    1.2
  Deduct:  Add'l. ESOP Costs, net of tax benefit      (.6)                   (.7)
  Adjusted Net Income available to common share-
    holders.................................... $  163.4 $    3.0

  Average common shares outstanding............       221.0                  220.2
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       3.3                    3.3
        Net additional common shares upon
        exercise of stock options..............       1.8                    1.9
  Adjusted average common shares outstanding...    226.1   225.4

  Net income per common share -
    assuming full dilution.....................    $    .72               $    .01


  Exhibit 23  Consent of Coopers & Lybrand filed herewith.


Item 6 (b).  Reports on Form 8-K

  A report on Form 8-K dated Janudary 10, 1994 was filed by the Company reporting the Company's estimated record sales, profit from operations and earnings in the quarter ended December 31, 1993 and a realignment plan to take advantage of opportunities created by the continuing trend to more open world trade and the growth of the Company's global operations.

                                    PAGE 10
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)




ANTHONY S. LUCAS

Anthony S. Lucas
Vice President, Controller and
Principal Accounting Officer
May 2, l994