Form 10-Q
period 1994-06-30
GILLETTE CO
filed 1994-08-03
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994               Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1994  . . . . . . . . . . . . . . . . 221,129,617

                                            PAGE 1
                                PART I.  FINANCIAL INFORMATION

                         THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENT OF INCOME
                        (Millions of dollars, except per share amounts)

                                          (Unaudited)
                                                     Three Months Ended      Six Months Ended
                                                           June 30                June 30
                                                      1994        1993       1994        1993
Net Sales........................................ $1,406.5   $1,237.3    $2,767.6    $2,453.9
Cost of Sales....................................   500.4       463.7       999.0       927.2
    Gross Profit.................................   906.1       773.6     1,768.6     1,526.7

Selling, General and Administrative expenses.....   613.1       529.4     1,178.5     1,020.1
    Profit from operations.......................   293.0       244.2       590.1       506.6

Nonoperating Charges (Income):
  Interest income................................   (5.7)       (9.6)      (11.2)      (15.5)
  Interest expense...............................    13.9        13.8        27.3        29.9
  Exchange.......................................    29.6        28.2        61.5        52.4
  Other charges - net............................    (1.3)      (3.7)       (3.3)       (3.4)
                                                     36.5        28.7        74.3        63.4
    Income before Income Taxes and Cumulative
      Effect of Accounting Changes...............   256.5       215.5       515.8       443.2

Income Taxes.....................................    94.3        80.8       189.6       166.2
    Income before Cumulative Effect of
      Accounting Changes.........................   162.2       134.7       326.2       277.0

Cumulative Effect of Accounting Changes..........        -           -           -        138.6
    Net Income                                      162.2       134.7       326.2       138.4

Preferred Stock dividends, net of tax benefit....     1.1         1.2         2.3         2.4

Net Income Available to Common Stockholders...... $  161.1 $  133.5 $  323.9 $  136.0

Income per common share before cumulative
  effect of accounting changes...................  $    .73    $    .61    $   1.47    $   1.25
Cumulative effect of accounting changes..........         -           -           -         .63
Net Income per Common Share......................  $    .73    $    .61    $   1.47    $    .62

Dividends declared per common share..............  $    .25    $    .21    $    .25    $    .21

Average number of common shares outstanding
  (thousands)                                       221,081     220,362     221,019     220,288


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                      June 30      December 31
                                                        1994            1993
Current Assets:
    Cash and cash equivalents.................... $  104.4       $   37.1
    Short-term investments, at cost, which
       approximates market value.................      2.3            1.5
    Receivables, less allowances of $39.9
        ($45.9 at 12/31/93)......................  1,052.7        1,226.9
    Inventories:
        Raw materials and supplies...............    204.2          209.1
        Work in process..........................     88.6           90.8
        Finished goods...........................    721.4          574.7
          Total Inventories......................  1,014.2          874.6
    Prepaid expenses, principally taxes..........    391.1          387.9
          Total Current Assets...................  2,564.7        2,528.0

Property, Plant and Equipment, at cost...........  2,674.8        2,575.9
        Less accumulated depreciation............  1,415.3        1,361.4
          Net Property, Plant and Equipment......  1,259.5        1,214.5


Intangible Assets, less accumulated amortization     915.5          916.9
Other Assets.....................................    407.3          442.9

                                                $5,147.0 $5,102.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                     June 30      December 31
                                                       1994          1993
Current Liabilities:
    Loans payable................................ $  416.1       $  395.0
    Current portion of long-term debt............     25.5           46.2
    Accounts payable.............................    233.4          268.9
    Accrued liabilities..........................    609.2          807.1
    Dividends payable............................         -          46.4
    Income taxes.................................    204.0          196.7
       Total Current Liabilities.................  1,488.2        1,760.3

Long-Term Debt...................................    828.4          840.1
Deferred Income Taxes............................    167.0          166.1
Other Long-Term Liabilities......................    885.0          835.5
Minority Interest................................     16.6           21.3

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1994,
      163,947 shares; 1993, 164,243 shares.......     98.8           99.0
    Unearned ESOP Compensation...................   (49.0)         (53.8)
    Common stock, par value $1.00 per share:
      Authorized 580,000,000 shares
      Issued: 1994, 278,821,689 shares;
              1993, 278,587,610 shares...........    278.8          278.6
    Additional paid-in capital...................    266.2          259.4
    Earnings reinvested in the business..........  2,626.5        2,357.9
    Cumulative foreign currency
      translation adjustments....................  (412.5)        (415.0)
    Treasury stock, at cost:
    1994, 57,692,072 shares;l993, 57,697,990 shares (1,047.0)   (1,047.1)
        Total Stockholders' Equity...............  1,761.8        1,479.0

                                                $5,147.0 $5,102.3


See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                        Six Months Ended
                                                             June 30
                                                       1994          1993
Operating Activities
    Net income                                      $  326.2    $  138.4
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting changes             -        138.6
      Depreciation and amortization                   100.6        102.4
      Other                                             9.7         20.6
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           141.2        140.3
        Inventories                                 (163.2)      (132.9)
        Accounts payable and accrued liabilities    (185.1)      (217.3)
        Other working capital items                   (3.2)         37.2
        Other non-current assets and liabilities       89.1        46.5
          Net cash provided by operating activities   315.3        273.8
Investing Activities
    Additions to property, plant & equipment        (150.7)      (126.1)
    Disposals of property, plant & equipment            8.5         14.0
    Acquisition of businesses, less cash acquired     (5.3)      (418.9)
    Other                                               8.0        (1.2)
          Net cash used in investing activities     (139.5)      (532.2)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                    7.2          5.6
    Decrease in long-term debt                       (42.8)        (6.2)
    Increase in loans payable                          30.9        419.5
    Dividends paid                                  (104.1)       (88.3)
          Net cash provided by (used in) financing
          activities                                (108.8)        330.6
Effect of Exchange Rate Changes on Cash                  .3        (3.4)

Increase in Cash and Cash Equivalents                  67.3         68.8
Cash and Cash Equivalents at Beginning of Year         37.1         35.3

Cash and Cash Equivalents at End of Quarter      $  104.4 $  104.1

Supplemental disclosure of cash paid for:
    Interest                                       $   17.5     $   22.5
    Income taxes                                   $  113.4     $   70.1
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $    3.5     $  629.0
    Cash paid                                             5.3       (390.4)
      Liabilities assumed                            $   (1.8)    $  238.4

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

Acquisition
On May 7, 1993, the Company acquired Parker Pen Holdings Limited (Parker Pen), a worldwide writing instruments company, headquartered in England. The acquisition has been accounted for by the purchase method of accounting. The purchase price and other costs of the acquisition amounted to $458 million and are included in goodwill pending an independent appraisal of Parker Pen's net assets acquired. The Company consolidated Parker Pen results of operations commencing with the Third Quarter, 1993, including amortization of a proportionate amount of the goodwill over a 40-year period.

The following unaudited pro forma summary presents the combined results of operations of the Company and Parker Pen as if the acquisition had occurred at the beginning of each period presented. The results do not purport to indicate what would have occurred had the acquisition been made on those dates or what results may be in the future.
                                                         Pro Forma
                                                     Six Months ended
                                                         June 30
(Millions of dollars, except per share amounts)      1994        1993

Net sales                                        $2,767.6    $2,604.8
Before cumulative effect of accounting changes:
  Income                                         $  326.2    $  284.9
  Income per common share                          $   1.47    $   1.28

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
  In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

  Second Quarter 1994 versus 1993
  Sales for the three months ended June 30, 1994, were $1.41 billion, an increase of 14% from $1.24 billion for the same period in 1993. The growth was due entirely to volume, including unmatched sales of Parker Pen and favorable product mix. The combined effect of fluctuations in exchange rates and changes in selling prices had no impact. Without Parker Pen, sales increased 8%. Profit from operations was $293.0 million, up 20% from $244.2 million a year earlier. Net income of $162.2 million increased 20% compared with $134.7 million reported in the second quarter of 1993. Net income per common share of $.73 increased 20% over the $.61 reported a year earlier. This improvement was achieved despite the continued economic weakness in Europe and the unfavorable impact of weaker European currencies. Domestic sales gained 12% and sales from foreign operations increased 15%.

  Sales and profits of the Company's blade and razor business were considerably higher than those of the prior year. Geographic expansion, the continued growth of the Gillette Sensor System and Sensor for Women, along with the successful introduction of the SensorExcel system in Continental Europe and the introduction of the Custom Plus Disposable Razor, were somewhat offset by the negative effect of the European recession and weaker currencies.

  Sales of Braun products surpassed those of the prior year as Europe, the United States and Japan posted increases. The growth of new products in the shaver and oral care businesses and the success of the new FlavorSelect coffeemaker contributed to the sales increase. Profits increased sharply due to sales of products with higher profit margins as well as to lower overhead expenses.

  Toiletries and cosmetics sales were significantly higher than those of the prior year as all geographic regions reported increases. The introduction of the clear gel deodorant/antiperspirant technology into Soft & Dri and Dry Idea products, along with the success of Right Guard Gel, and the launch of the Series line in Continental Europe, contributed to the increase. Profits were sharply higher due to the sales increase, aided by lower overhead expenses.

  Sales and profits of stationery products were substantially above those of the prior year, reflecting the inclusion of Parker Pen. Without Parker Pen, sales were up moderately despite the economic softness in Europe which reduced gains in other markets.

  Oral-B sales in the second quarter rose considerably in all major markets due to the continuing introduction of new products including the Advantage toothbrush, specialty rinses and toothpastes. Profits were significantly lower, primarily in the United States, due to increased advertising support for the new products.

  Six Months 1994 versus 1993
  Sales for the six months ended June 30, 1994, were $2.77 billion, compared with $2.45 billion in 1993. The change was due to an increase from new products including Parker Pen, 20%, offset by a volume/mix decrease, (7)%. The combined effect of fluctuations in exchange rates and changes in selling prices had no effect. Without Parker Pen, sales increased 7%. Domestic sales increased 14%, and sales from foreign operations increased 12%. Excluding Europe, where the economic weaknesses and the unfavorable impact of weaker currencies adversely affected sales growth, sales from other foreign operations increased 23%.

  Sales of blades and razors were well above those of a year earlier and profits were considerably higher. The continued growth of the Gillette Sensor franchise, including Sensor for Women and the successful launch of the SensorExcel system, contributed to increases in all major geographic regions except Europe, where sales were unchanged and profits declined moderately due to the unfavorable effects of the recession and weaker currencies.

  Sales of Braun products were virtually unchanged from those of the prior year, due to the continuing effect of the European economic recession and weaker currencies. Sales growth in the United States, primarily in the oral care business and the new FlavorSelect coffeemaker, and in Japan, due to the improved shaver business, offset weaker sales in Europe. Profits increased substantially as sales of products with higher profit margins offset shortfalls in Europe.

  Toiletries and cosmetics sales for the six months were considerably higher, with increases in all major markets including Europe where sales were well above the prior year. Sales increases in deodorant/antiperspirant products, including the introduction of Right Guard Gel in the United States and the Series Line in Continental Europe contributed to the growth. Profits were sharply higher due to higher sales and lower operating costs.

  Sales and profits of stationery products for the six months increased substantially due to the inclusion of Parker Pen. Without Parker Pen sales increased moderately. Higher sales in the United States and most overseas regions offset shortfalls in Europe.

  Sales of Oral-B products increased in all major geographic regions aided by new products including the Advantage toothbrush, specialty rinses and toothpastes. Profits were substantially lower due to the cost associated with new products.

The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
  Period               Razors   Cosmetics      Products    Products   Products
  Six Months 1994        38%       19%           14%         22%         7%
  Six Months 1993        39%       20%            9%         25%         7%

Gross profit was $1,768.6 million, an increase of $241.9 million or 16% from 1993. The gross profit percentage was 63.9%, compared with 62.2% for the same period in 1993, reflecting sales gains in products with higher profit margins, such as the Sensor system, and the impact of lower manufacturing costs.

Selling, general and administrative expenses increased by $158.4 million or 16%. Combined advertising and sales promotion expenses increased 19%. Spending on research and development increased 2%, while other marketing and administrative expenses increased 15%.

Profit from operations was $590.1 million, up 16% from $506.6 million in the prior year. Profit from operations increased 24% within the United States, and 13% in foreign operations.

Net interest expense and net exchange losses were higher for the six months, but the effective tax rate was lower.

Net income of $326.2 million increased 18%, compared with last year's net income of $277.0 million, before the effects of accounting changes. Net income per common share of $1.47 compared with $1.25, before the effects of accounting changes, an increase of 18% over the prior year.

  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter were considerably higher and for the six months were well above the corresponding period of a year ago. Operating profits in the quarter and for the six months were significantly above last year.

  The Stationery Group's sales and profits in the quarter and for the six months were significantly higher than those of the prior year reflecting the inclusion of Parker Pen results.

  The International Group's sales and profits increased substantially in the quarter and for the six months compared with last year.

  Sales of the Diversified Group in the quarter were higher and for the six months were somewhat above those of the prior year. Profits were significantly higher in the quarter and for the six months were considerably higher than last year.

Financial Condition
  Net cash provided by operating activities for the six months ended June 30, 1994, amounted to $315 million, compared with $274 million in the same period last year. The increase in 1994 was the result of higher Net Income partially offset by an increase in working capital requirements.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at June 30, 1994, amounted to $1.16 billion, compared with $1.26 billion at year-end 1993. The Company's current ratio at June 30, 1994, was 1.72, compared with 1.44 at December 31, 1993.



                         PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings

  The Company is subject to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position or results of operations of the Company.

                                     PAGE 10
Item 6 (a)     Exhibits


  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                     Six Months Ended June 30
                                                     1994                  1993
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  326.2             $  138.4
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (2.3)                (2.4)
  Net income available to Common Shareholders.. $  323.9 $  136.0

  Average common shares outstanding............       221.0                220.3

  Reported net income per common share.........    $   1.47             $    .62

Net Income Per Common Share-Assuming Full Dilution
  Net income available to Common Shareholders
    (As Above).................................  $  323.9             $  136.0
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       2.3                  2.4
  Deduct:  Add'l. ESOP Costs, net of tax benefit     (1.1)                (1.4)
  Adjusted Net Income available to common share-
    holders.................................... $  325.1 $  137.0

  Average common shares outstanding............       221.0                220.3
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       3.3                  3.3
        Net additional common shares upon
        exercise of stock options..............       1.9                  1.7
  Adjusted average common shares outstanding...    226.2   225.3

  Net income per common share -
    assuming full dilution.....................    $   1.44             $    .61


  Exhibit 23  Consent of Coopers & Lybrand filed herewith.

  Exhibit 27  Financial Data Schedule filed herewith.


Item 6 (b).  Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                    PAGE 11
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)


THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
August 3, 1994




ANTHONY S. LUCAS

Anthony S. Lucas
Vice President, Controller and
Principal Accounting Officer
August 3, l994