Form 10-Q
period 1994-09-30
GILLETTE CO
filed 1994-10-28
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994             Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding September 30, 1994  . . . . . . . . . . . . . . 221,325,623

                                            PAGE 1
                                PART I.  FINANCIAL INFORMATION

                         THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENT OF INCOME
                        (Millions of dollars, except per share amounts)

                                          (Unaudited)
                                                     Three Months Ended     Nine Months Ended
                                                        September 30           September 30
                                                      1994        1993       1994        1993
Net Sales........................................ $1,503.4   $1,339.7    $4,271.0    $3,793.6
Cost of Sales....................................   546.2       500.7     1,545.2     1,427.9
    Gross Profit.................................   957.2       839.0     2,725.8     2,365.7

Selling, General and Administrative expenses.....   659.5       572.2     1,838.0     1,592.3
    Profit from operations.......................   297.7       266.8       887.8       773.4

Nonoperating Charges (Income):
  Interest income................................   (5.5)       (6.2)      (16.7)      (21.7)
  Interest expense...............................    18.0        13.3        45.3        43.2
  Exchange.......................................    12.0        26.5        73.5        78.9
  Other charges - net............................     1.0         1.2       (2.3)       (2.2)
                                                     25.5        34.8        99.8        98.2
    Income before Income Taxes and Cumulative
      Effect of Accounting Changes...............   272.2       232.0       788.0       675.2

Income Taxes.....................................   100.0        87.0       289.6       253.2
    Income before Cumulative Effect of
      Accounting Changes.........................   172.2       145.0       498.4       422.0

Cumulative Effect of Accounting Changes..........        -           -           -        138.6
    Net Income                                      172.2       145.0       498.4       283.4

Preferred Stock dividends, net of tax benefit....     1.2         1.2         3.5         3.6

Net Income Available to Common Stockholders...... $  171.0 $  143.8 $  494.9 $  279.8

Income per common share before cumulative
  effect of accounting changes...................  $    .77    $    .65    $   2.24    $   1.90
Cumulative effect of accounting changes..........         -           -           -         .63
Net Income per Common Share......................  $    .77    $    .65    $   2.24    $   1.27

Dividends declared per common share..............  $    .25    $    .21    $    .50    $    .42

Average number of common shares outstanding
  (thousands)                                       221,233     220,458     221,093     220,344


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                    September 30   December 31
                                                        1994            1993
Current Assets:
    Cash and cash equivalents.................... $   78.6       $   37.1
    Short-term investments, at cost, which
       approximates market value.................      3.4            1.5
    Receivables, less allowances of $40.7
        ($45.9 at 12/31/93)......................  1,100.3        1,226.9
    Inventories:
        Raw materials and supplies...............    221.0          209.1
        Work in process..........................     89.8           90.8
        Finished goods...........................    784.5          574.7
          Total Inventories......................  1,095.3          874.6
    Deferred Income Taxes........................    284.6          291.5
    Prepaid expenses.............................    106.7           96.4
          Total Current Assets...................  2,668.9        2,528.0

Property, Plant and Equipment, at cost...........  2,758.6        2,575.9
        Less accumulated depreciation............  1,446.1        1,361.4
          Net Property, Plant and Equipment......  1,312.5        1,214.5


Intangible Assets, less accumulated amortization     898.8          916.9
Deferred Income Taxes............................     85.8          136.9
Other Assets.....................................    333.7          306.0

                                                $5,299.7 $5,102.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                   September 30   December 31
                                                       1994          1993
Current Liabilities:
    Loans payable................................ $  416.0       $  395.0
    Current portion of long-term debt............     27.3           46.2
    Accounts payable.............................    265.9          268.9
    Accrued liabilities..........................    675.6          807.1
    Dividends payable............................         -          46.4
    Deferred Income Taxes........................     12.9            6.2
    Income taxes.................................    159.3          190.5
       Total Current Liabilities.................  1,557.0        1,760.3

Long-Term Debt...................................    825.1          840.1
Deferred Income Taxes............................    172.5          166.1
Other Long-Term Liabilities......................    836.9          835.5
Minority Interest................................     16.6           21.3

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1994,
      163,597 shares; 1993, 164,243 shares.......     98.6           99.0
    Unearned ESOP Compensation...................   (49.0)         (53.8)
    Common stock, par value $1.00 per share:
      Authorized 580,000,000 shares
      Issued: 1994, 279,010,713 shares;
              1993, 278,587,610 shares...........    279.0          278.6
    Additional paid-in capital...................    271.0          259.4
    Earnings reinvested in the business..........  2,742.2        2,357.9
    Cumulative foreign currency
      translation adjustments....................  (403.3)        (415.0)
    Treasury stock, at cost:
    1994, 57,685,090 shares;l993, 57,697,990 shares (1,046.9)   (1,047.1)
        Total Stockholders' Equity...............  1,891.6        1,479.0

                                                $5,299.7 $5,102.3


See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                       Nine Months Ended
                                                          September 30
                                                       1994          1993
Operating Activities
    Net income                                      $  498.4    $  283.4
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting changes             -        138.6
      Depreciation and amortization                   152.7        159.6
      Other                                            19.3         35.0
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           109.0        149.9
        Inventories                                 (235.8)      (149.3)
        Accounts payable and accrued liabilities     (77.6)      (137.0)
        Other working capital items                  (29.2)         33.1
        Other non-current assets and liabilities       16.5        13.1
          Net cash provided by operating activities   453.3        526.4
Investing Activities
    Additions to property, plant & equipment        (239.8)      (213.5)
    Disposals of property, plant & equipment           16.7         11.8
    Acquisition of businesses, less cash acquired    (25.9)      (438.1)
    Sale of Business                                    3.0            -
    Other                                               8.7       (34.8)
          Net cash used in investing activities     (237.3)      (674.6)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                   11.9          9.3
    Proceeds from long-term debt                          -        300.0
    Reduction of long-term debt                      (45.0)      (104.6)
    Increase in loans payable                          18.7        124.3
    Dividends paid                                  (160.5)      (135.8)
          Net cash provided by (used in) financing
          activities                                (174.9)        193.2
Effect of Exchange Rate Changes on Cash                  .4        (6.9)

Increase in Cash and Cash Equivalents                  41.5         38.1
Cash and Cash Equivalents at Beginning of Year         37.1         35.3

Cash and Cash Equivalents at End of Quarter      $   78.6 $   73.4
Supplemental disclosure of cash paid for:
    Interest                                       $   47.5     $   45.6
    Income taxes                                   $  186.0     $  109.7
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $    8.1     $  629.0
    Cash paid                                            25.9        390.4
      Liabilities assumed                            $  (17.8)    $  238.6

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


Acquisition
On May 7, 1993, the Company acquired Parker Pen Holdings Limited (Parker Pen), a worldwide writing instruments company, headquartered in England. The acquisition has been accounted for by the purchase method of accounting. The purchase price and other costs of the acquisition had been recorded at $458 million, substantially all of which had been allocated to goodwill at December 31, 1993, pending an independent appraisal of the net assets acquired. Additional goodwill of $26 million was recorded principally to accrue other costs associated with the acquisition. The independent appraisal of Parker Pen's net assets was completed and the appropriate allocation of the purchase price to the respective fair values of the net assets acquired has been recorded in the financial statements in the third quarter, 1994. As a result, property, plant and equipment increased $8.5 million. Management believes that Parker's principal intangible asset is its trade name, which is included in goodwill, and that no other identifiable intangible assets were acquired. The Company consolidated Parker Pen's results of operations commencing with the third quarter, 1993, including amortization of the associated goodwill over a 40-year period.

The following unaudited summary presents the pro forma combined results of operations of the Company and Parker Pen for the nine months ended September 30, 1993, as if the acquisition had occurred at the beginning of this period.
The results do not purport to indicate what would have occurred had the acquisition been made on those dates or what results may be in the future.



                                                    Nine Months ended
                                                      September 30
(Millions of dollars, except per share amounts)     1994         1993
                                                              Pro Forma
Net sales                                        $4,271.0    $3,944.5
Before cumulative effect of accounting changes:
  Income                                         $  498.4    $  429.9
  Income per common share                          $   2.24    $   1.93

Realignment Plan
Beginning with the fourth quarter of 1993, the Company's financial statements reflect charges for a realignment plan to take advantage of opportunities created by the continuing trend to more open world trade and the growth of the Company's global operations, and to improve the competitive position of the Company's business. Under the plan, there will be both job additions and reductions during 1994 and 1995, with some 2,000 positions, or about 6% of the Company's worldwide total, affected by the plan, primarily outside the United States. These actions resulted in a fourth quarter charge to profit from operations of $262.6 million ($164.1 million after taxes or $.74 per share).

The provisions of the realignment plan were created according to definitions in SFAS 5, Accounting for Contingencies. All provisions were specific. There were no provisions for general contingencies or for any asset impairments other than those resulting from changes in the expected use of assets as a result of the realignment plan. Only specific incremental and direct costs clearly identifiable with various projects and which could be estimated with reasonable accuracy were included in the plan.

The estimated costs included severance for terminated employees as required by the various laws or union contracts in the affected countries. In other locations severance benefits were calculated consistent with the Company's general practice in recent years. All salaries and benefits for periods prior to termination under the realignment plan are being charged to operations, and are not part of the realignment charge. No costs related to new employees have been included in the realignment expense.


The realignment charge includes costs which are classified into two principal categories as follows:


   1. Costs associated with the closure and disposal of major manufacturing facilities in all business segments due principally to excess manufacturing capacity which was caused by falling global trade barriers. These costs totaled $72.0 million and consisted primarily of, a) severance costs of $62.3 million for terminated employees as required by local country laws, union contracts and company policies, and b) $9.2 million in facility exit costs, distributor termination payments and lease termination costs.


   2. Costs associated with organizational realignment and related work force reductions to improve the Company's competitive positioning of its business and adaptation to the continuing trend of more open world trade. Organizational realignment costs included the following:

                                              Asset    Inte-
      (Pre-Tax $ Millions)         Severance  Write-  gration
                                     Costs    downs    Costs    Total
   o   Integration of various
       headquarters, marketing
       and administrative
       functions in all business
       geographical areas           $30.2     $ 3.4     $ 8.0     $41.6

   o   Downsizing of factory and
       distribution operations
       in the worldwide blades
       and razors, toiletries
       Oral-B business segments      33.6      29.5      17.1      80.2

   o   Integration of the newly
       acquired Parker
       facilities and
       organizations by Gillette
       worldwide organization         4.5       7.2       3.2      14.9

   o   Various other asset
       write-downs to net
       realizable value for
       impairments caused by the
       realignment plan and
       other minor related
       projects in all business
       segments and geographical
       areas                          9.2      43.8       0.9      53.9
            TOTAL                   $77.5     $83.9     $29.2    $190.6

Severance related benefits are being communicated to employees as the individual realignment programs are executed. Asset write-downs are to net realizable value due to expected changes in use of the assets as a result of the realignment plan. Integration costs are those incurred for the closing of smaller facilities, distributor termination payments and lease termination costs.

The realignment program will require estimated cash expenditures (after income tax effects) of $27 million in 1994 and $58 million in 1995. Non-cash costs, principally for the reduction of property, plant and equipment and other assets to net realizable values, total $79.2 million. The cash flow benefits of the realignment program, comprised principally of reduced salaries, wages and overhead costs, will be primarily reinvested into research and development, capital spending and advertising to support product line development and expansion.

During the three and nine months periods ended September 30, 1994, the Company charged costs of $73.7 million and $124.1 million, respectively, to the realignment accrual established in 1993. Of the some 2,000 net positions expected to be eliminated, approximately 942 had been eliminated by September 30, 1994. The realignment programs, with some minor exceptions, are being implemented and realignment activities are planned to be ongoing through the fourth quarter of 1995.

                                    PAGE 8
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

   Third Quarter 1994 versus 1993
   Sales for the three months ended September 30, 1994, were $1.50 billion, an increase of 12% from $1.34 billion for the same period in 1993. The gain reflected a 10% increase from volume and new products, and the 2% favorable combined effect of fluctuations in exchange rates and changes in selling prices. Profit from operations was $297.7 million, up 12% from $266.8 million a year earlier. Net income of $172.2 million increased 19% compared with $145.0 million reported in the third quarter of 1993. Net income per common share of $.77 increased 18% over the $.65 reported a year earlier. Domestic sales gained 10% and sales from foreign operations increased 14%.

   Sales and profits of the Company's blade and razor business were substantially higher than those of the prior year. This growth was attributable to geographic expansion, the continued growth of the Gillette Sensor System, Sensor for Women, SensorExcel, the new Custom Plus Disposable Razor, and the improving European economic conditions and strengthening currencies.

   Sales of Braun products rose sharply as Europe, the United States and Japan posted increases. The growth of new products, the success of the new FlavorSelect coffeemaker and the introduction of the Flex Control 200 shaver in Japan, the Supervolume Hairstyling Appliance in Europe and the Electric Plaque Remover contributed to the sales increase. Profits were significantly higher due to sales of products with higher profit margins as well as to lower overhead expenses.

   Toiletries and cosmetics sales were sharply higher than those of the prior year as all geographic regions reported increases. The success of the new clear gel deodorant/antiperspirant products and the launch of the Series line throughout Continental Europe contributed to the increase. Profits were virtually unchanged, due to increased advertising and marketing support for the new products in the United States and Europe.

   Sales of stationery products were slightly above those of the prior year as significant growth in Asia Pacific offset shortfalls in the United States and Europe, primarily the Waterman line in France. Profits were well above those of 1993, reflecting the sales increase along with lower operating costs.

   Oral-B sales in the third quarter rose considerably in most major markets due to the introduction of new products, including the Advantage and Contura toothbrushes, specialty rinses and toothpastes and Ultra Floss. Profits were significantly lower, primarily in the United States, due to costs associated with new products.

  Nine Months 1994 versus 1993
  Sales for the nine months ended September 30, 1994, increased 13% to $4.27 billion, compared with $3.79 billion in 1993. The growth was due to a 12% increase from volume and new products including Parker Pen, and the 1% favorable combined effect of fluctuations in exchange rates and changes in selling prices. Without Parker Pen, sales increased 9%. Domestic sales increased 12%, and sales from foreign operations increased 13%. Excluding Europe, where the cumulative effect of economic weaknesses and the unfavorable impact of weaker currencies adversely affected sales growth, sales from other foreign operations increased 19%.

  Sales and profits of blades and razors were considerably higher than those of a year earlier. The continued growth of the Gillette Sensor franchise, including Sensor for Women and the successful launch of the SensorExcel system, contributed to increases in all major geographic regions including Europe, where sales and profits increased, in part, due to improving economic conditions in the U.K. and Italy.

  Sales of Braun products were higher than those of the prior year. Significant sales growth in the United States, primarily in the oral care business and the new FlavorSelect coffeemaker, and in Japan, due to the improved shaver business, offset weaker sales in certain European countries, primarily Germany. Profits increased substantially as sales of products with higher profit margins and lower operating expenses offset shortfalls in Europe.

  Toiletries and cosmetics sales for the nine months were notably higher, with increases in all major markets including Europe, where sales were substantially above the prior year. Sales increases in deodorant/anti-perspirant products, reflecting the introduction of the clear gel technology into Soft & Dri, Dry Idea and Right Guard products in the United States and the launch of the Series Line in Continental Europe contributed to the growth. Profits were substantially higher as sales growth offset increased costs associated with new products.

  Sales and profits of stationery products for the nine months increased primarily due to the inclusion of Parker Pen. Without Parker Pen sales rose slightly. Higher sales in the United States and most overseas regions offset shortfalls in Europe.

  Sales of Oral-B products increased in all major geographic regions, aided by new products, including the Advantage and Contura toothbrushes, Ultra Floss, specialty rinses and toothpastes. Profits were significantly lower due to the costs associated with new products.

The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
  Period               Razors   Cosmetics      Products    Products   Products
  Nine Months 1994       39%       20%           13%         21%         7%
  Nine Months 1993       39%       20%           11%         23%         7%

Gross profit was $2.73 billion, an increase of $360.1 million, or 15%, from 1993. The gross profit percentage was 63.8%, compared with 62.4% for the same period in 1993, reflecting sales gains in products with higher profit margins, such as the Sensor system, and the impact of lower manufacturing costs.

Selling, general and administrative expenses increased by $245.7 million, or 15%. Combined advertising and sales promotion expenses increased 23%. Spending on research and development increased 3%, while other marketing and administrative expenses increased 12%.

Beginning with the fourth quarter of 1993, the Company's financial statements reflect charges for a realignment plan to take advantage of opportunities created by the continuing trend to more open world trade and the growth of the Company's global operations, and to improve the competitive position of the Company's business. The realignment programs, with some minor exceptions, are being implemented and realignment activities are planned to be ongoing through the fourth quarter of 1995. Additional information concerning the realignment plan is included on pages 6 and 7.

Profit from operations was $887.8 million, up 15% from $773.4 million in the prior year. Profit from operations increased 21% within the United States, and 12% in foreign operations.

Net interest expense was higher for the nine months, but net exchange losses and the effective tax rate were lower.

Net income of $498.4 million increased 18%, compared with last year's net income of $422.0 million, before the effects of accounting changes. Net income per common share of $2.24 compared with $1.90, before the effects of accounting changes, an increase of 18% over the prior year.

  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales and profits of the North Atlantic Group in the quarter were sharply above those of the corresponding period of a year ago. For the nine months, sales were considerably higher and profits were sharply above last year.

  The Stationery Group's third quarter sales were slightly below and profits were sharply above those of the prior year. For the nine months, sales and profits were significantly higher, reflecting the inclusion of Parker Pen results.

  Sales of the International Group in the quarter were considerably higher and for the nine months were sharply above those of the prior year. Profits for the quarter were higher and for the nine months were sharply above those of last year.

  Sales of the Diversified Group in the quarter rose sharply and for the nine months were higher than those of the prior year. Profits were well above those of the prior year for the quarter and the nine months.

Financial Condition
  Net cash provided by operating activities for the nine months ended September 30, 1994, amounted to $453.3 million, compared with $526.4 million in the same period last year. The decrease in 1994 was the result of higher working capital requirements partially offset by an increase in Net Income.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at September 30, 1994, amounted to $1.19 billion, compared with $1.26 billion at year-end 1993. The Company's current ratio at September 30, 1994, was 1.71, compared with 1.44 at December 31, 1993.



                         PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings

  The Company is subject to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

                                     PAGE 12
Item 6 (a)     Exhibits


  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                   Nine Months Ended September 30
                                                     1994                  1993
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  498.4             $  283.4
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (3.5)                (3.6)
  Net income available to Common Shareholders.. $  494.9 $  279.8

  Average common shares outstanding............       221.1                220.3

  Reported net income per common share.........    $   2.24             $   1.27

Net Income Per Common Share-Assuming Full Dilution
  Net income available to Common Shareholders
    (As Above).................................  $  494.9             $  279.8
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       3.5                  3.6
  Deduct:  Add'l. ESOP Costs, net of tax benefit     (1.7)                (2.1)
  Adjusted Net Income available to common share-
    holders.................................... $  496.7 $  281.3

  Average common shares outstanding............       221.1                220.3
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       3.3                  3.3
        Net additional common shares upon
        exercise of stock options..............       1.9                  1.8
  Adjusted average common shares outstanding...    226.3   225.4

  Net income per common share -
    assuming full dilution.....................    $   2.20             $   1.25


  Exhibit 27  Financial Data Schedule filed herewith.


Item 6 (b).  Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                    PAGE 13
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)


THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
October 28, 1994




ANTHONY S. LUCAS

Anthony S. Lucas
Vice President, Controller and
Principal Accounting Officer
October 28, l994