Form 10-K
period 1994-12-31
GILLETTE CO
filed 1995-03-21
CIK 41499

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922

                              THE GILLETTE COMPANY
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        INCORPORATED IN DELAWARE                       04-1366970
        ------------------------                       ----------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       PRUDENTIAL TOWER BUILDING, BOSTON, MASSACHUSETTS       02199
       ------------------------------------------------       -----
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       617-421-7000
                                                              ------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS              WHICH REGISTERED
         -------------------          ------------------------
   COMMON STOCK, $1.00 PAR VALUE       NEW YORK STOCK EXCHANGE
                                       BOSTON STOCK EXCHANGE
                                       MIDWEST STOCK EXCHANGE
                                       PACIFIC STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The aggregate market value of Gillette Common Stock held by non-affiliates as of March 1, 1995 was approximately $15,555,000,000.00.*

  The number of shares of Gillette Common Stock outstanding as of March 1, 1995 was 221,523,587.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the following documents have been incorporated by reference into the 10-K Parts indicated:

                            DOCUMENTS                               10-K PARTS
                            ---------                               ----------
1. The Gillette Company 1994 Annual Report to Stockholders (the
   "1994 Annual Report")......................................... Parts I and II
2. The Gillette Company 1995 Proxy Statement (The "1995 Proxy
   Statement")................................................... Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
* This amount does not include the value of 162,823.2659 shares of Series C
  ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

  The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

  A description of the Company and its businesses appears in the 1994 Annual Report at page 2, and at pages 3 through 5 under the caption "Letter to Stockholders" and at page 44 under the caption "Principal Divisions and Subsidiaries," the texts of which are incorporated by reference. See also Item 7, Management's Discussion.

BUSINESS SEGMENTS

  The approximate percentages of consolidated net sales and segment profit from operations during the last five years for each of the Company's business segments appear in the 1994 Annual Report at page 42 under the caption, "Business Segments," and are incorporated by reference.

  "Financial Information by Business Segment," and "Segment and Area Commentary" containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appear in the 1994 Annual Report at page 40 and are incorporated by reference.

  The Company's businesses range across several industry segments, including blades and razors, toiletries and cosmetics, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances and oral care products. Descriptions of those businesses appear in the 1994 Annual Report at pages 6 through 15, the text of which is incorporated by reference.

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

PATENTS

  Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in the toiletries and cosmetics, writing instruments and Braun business segments. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

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

EMPLOYEES

  At year-end, Gillette employed approximately 32,800 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

  In 1994, research and development expenditures were $136.9 million, compared with $133.1 million in 1993 and $123.8 million in 1992.

RAW MATERIALS

  The raw materials used by Gillette in the manufacture of products are purchased from a number of outside suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

  The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:

                                              1994         1993         1992
                                          ------------ ------------ ------------
                                           NET          NET          NET
                                          SALES PROFIT SALES PROFIT SALES PROFIT
                                          ----- ------ ----- ------ ----- ------
United States............................  32%   30%    33%   29%    31%   30%
Foreign..................................  68%   70%    67%   71%    69%   70%

  "Financial Information by Geographic Area" and "Segment and Area Commentary" containing information on net sales, profit from operations and identifiable assets for each of the last three years appear in the 1994 Annual Report under the same captions at page 40 and are incorporated by reference.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company owns and leases manufacturing facilities and other important properties in the United States and abroad consisting of approximately 14,965,000 square feet of floor space, of which 75%, or about 11,159,000 square feet, is devoted to the Company's principal manufacturing operations. Additional premises, such as sales and administrative offices, research laboratories, and warehouse, distribution and other manufacturing facilities account for about 25% of Gillette's principal property holdings, or about 3,806,000 square feet. Gillette's executive offices are located in the Prudential Center, Boston, Massachusetts, where the Company holds a long-term lease covering approximately 278,000 square feet.

  In the United States, Gillette's principal manufacturing facilities consist of the following:

                                                         APPROXIMATE
                                                            AREA
  BUSINESS SEGMENT         LOCATION                     (SQUARE FEET)
  ----------------         --------                     -------------
  Blades and Razors        Boston, Massachusetts          1,450,000
  Toiletries and Cosmetics Andover, Massachusetts           593,000
                           St. Paul, Minnesota              959,000
                           Westlake Village, California     150,000
  Stationery Products      Santa Monica, California         320,000
                           Janesville, Wisconsin            215,000
  Oral-B Products          Iowa City, Iowa                  260,000
                                                          ---------
    Total                                                 3,947,000
                                                          =========

  Approximately 88% of these U.S. manufacturing facilities and the land they occupy are owned by Gillette. The Santa Monica property is leased in its entirety and 258,000 square feet of the St. Paul facility is located on leased land.

  Foreign manufacturing subsidiaries of Gillette, excluding Braun and Oral-B, operate plants with an aggregate of approximately 4,581,000 square feet of floor space, about 84% of which is on land owned by Gillette. Many of the international facilities are engaged in the manufacture of products for two or more of the Company's major business segments.

  Braun's executive offices are located in Kronberg, Germany, and the locations and approximate areas of its principal manufacturing facilities are as follows:

                                                                     APPROXIMATE
                                                                        AREA
                                                                       (SQUARE
           LOCATION                                                     FEET)
           --------                                                  -----------
        Germany (3 facilities)......................................  1,386,000
        Spain.......................................................    410,000
        Ireland.....................................................    238,000
        Mexico......................................................    253,000
        France......................................................     28,000
                                                                      ---------
            Total...................................................  2,315,000
                                                                      =========

  Approximately 90% of these facilities and 98% of the land they occupy are owned by Braun.

  Oral-B's executive offices are in leased space in Redwood City, California. In addition to its Iowa City plant, it owns or leases approximately 236,000 square feet of manufacturing facilities in four countries outside the United States.

  Miscellaneous manufacturing operations in North Chicago, Illinois and other locations account for approximately 82,000 square feet.

  The above facilities are in good repair, adequately meet the Company's needs and operate at reasonable levels of production capacity.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                               ----------------

EXECUTIVE OFFICERS OF REGISTRANT

  Information regarding the Executive Officers of the Company as of March 16, 1995 is set out below.

       NAME AND CURRENT POSITION           FIVE-YEAR BUSINESS HISTORY       AGE
       -------------------------           --------------------------       ---
 Alfred M. Zeien                       Chairman of the Board and Chief      65
  Chairman of the Board and Chief      Executive Officer since February
  Executive Officer                    1991; President and Chief
                                       Operating Officer, January 1991 -
                                       February 1991; Vice Chairman of
                                       the Board,
                                       International/Diversified
                                       Operations, November 1987 -
                                       January 1991
 Joseph E. Mullaney                    Vice Chairman of the Board since     61
  Vice Chairman of the Board           November 1990; Senior Vice
                                       President, Legal, April 1977 -
                                       November 1990; General Counsel,
                                       September 1973 - September 1990
 Michael C. Hawley                     Executive Vice President,            57
  Executive Vice President             International Group since December
                                       1993; President, Oral-B
                                       Laboratories, Inc., May 1989 -
                                       November 1993
 Jacques Lagarde                       Executive Vice President,            56
  Executive Vice President             Diversified Group since October
                                       1993; Vice President, February
                                       1990 - September 1993; Chairman,
                                       Board of Management, Braun AG,
                                       February 1990 - September 1993
 Robert J. Murray                      Executive Vice President, North      53
  Executive Vice President             Atlantic Group since January 1991;
                                       Vice President, October 1987 -
                                       January 1991
 Robert E. DiCenso                     Senior Vice President, Personnel     54
  Senior Vice President                and Administration, since July
                                       1994; Vice President, Investor
                                       Relations, January 1993 - July
                                       1994; Vice President, Planning and
                                       Administration, Diversified Group,
                                       July 1988 - December 1992
 Thomas F. Skelly                      Senior Vice President, Finance       61
  Senior Vice President                since May 1980
 Anthony S. Lucas                      Vice President since July 1983;      62
  Vice President and Controller        Controller since June 1980

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  The information required by this item appears in the 1994 Annual Report on the inside back cover under the caption "common stock" and at page 42 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of March 1, 1995, the record date for the 1995 Annual Meeting, there were 30,821 Gillette stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this item appears in the 1994 Annual Report at page 43 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item appears in the 1994 Annual Report at pages 25 through 27 under the caption, "Management's Discussion," and is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 1994 Annual Report at the pages indicated below and are incorporated by reference.

   (1)   Independent Auditor's Report..............................  Page 41
   (2)   Consolidated Statement of Income and Earnings Reinvested
         in the Business for the Years Ended December 31, 1994,
         1993 and 1992.............................................  Page 28
   (3)   Consolidated Balance Sheet at December 31, 1994 and 1993..  Page 29
   (4)   Consolidated Statement of Cash Flows for the Years Ended
         December 31, 1994, 1993 and 1992..........................  Page 30
   (5)   Notes to Consolidated Financial Statements................  Pages 31
                                                                     through 40
   (6)   Quarterly Financial Information...........................  Page 42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this item with respect to the Directors of the Company appears in the 1995 Proxy Statement at pages 2 through 5 and at page 7 under the caption "Certain Transactions with Directors and Officers", the texts of which are incorporated by reference.

  The information required for Executive Officers of the Company appears at the end of Part I of this report at page 5.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item appears in the 1995 Proxy Statement at page 8 under the caption "Compensation of Directors", at pages 12 and 13 under the caption "Incentive Payment and Award" and at pages 13 through 16 under the caption "Executive Compensation" and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1995 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Certain Beneficial Owners and Management" and at pages 12 and 13 under the caption "Incentive Payment and Award" and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item appears in the 1995 Proxy Statement at page 7 under the caption "Certain Transactions with Directors and Officers" and at page 8 under the caption "Compensation of Directors" and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

  The following appear in the 1994 Annual Report at the pages indicated below and are incorporated into Part II by reference.

   (1)   Independent Auditor's Report..............................  Page 41
   (2)   Consolidated Statement of Income and Earnings Reinvested
         in the Business for the Years Ended December 31, 1994,
         1993 and 1992.............................................  Page 28
   (3)   Consolidated Balance Sheet at December 31, 1994 and 1993..  Page 29
   (4)   Consolidated Statement of Cash Flows for the Years Ended
         December 31, 1994, 1993 and 1992..........................  Page 30
   (5)   Notes to Consolidated Financial Statements................  Pages 31
                                                                     through 40

SCHEDULES

  The following schedule appears at page 12 of this report:

     II.
      Valuation and Qualifying Accounts

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

      Multi-year Credit agreement dated as of June 21, 1994 among The Gillette Company and a group of United States and international banks, filed herewith.

      Form of $150,000,000 4.75% note due August 15, 1996 issued pursuant to Registration Statement No. 33-54974 of The Gillette Company, filed November 24, 1992, as amended May 14, 1993 and June 24, 1993 and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

      Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to Registration Statement No. 33-54974 of The Gillette Company, filed November 24, 1992, as amended May 14, 1993 and June 24, 1993 and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

      Form of $150,000,000 and $50,000,000 5.75% notes due October 15,
      2005, issued pursuant to Registration Statement No. 33-50303 of The Gillette Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit 4.1 to Registration Statement No. 33-54974 of The Gillette Company, as amended May 14, 1993 and June 24, 1993, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

      (Others not filed, but the registrant agrees to file a copy of such instruments upon the request of the Securities and Exchange Commission.)


10    Material Contracts


 *(a) The Gillette Company 1971 Stock Option Plan, as amended, subject to the approval of the stockholders at their annual meeting on April 20, 1995, filed herewith.

 *(b) The Gillette Company Stock Equivalent Unit Plan, as amended, filed as Exhibit 10(b) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(c) The Gillette Company Incentive Bonus Plan, as amended, filed as
      Exhibit 10(c) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(d) The Gillette Company Outside Directors' Stock Ownership Plan, filed as Exhibit 10(d) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.


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


 *(h) The Deferred Compensation Plan for Directors of The Gillette
      Company, as amended, filed as Exhibit 10(h) to The Gillette
      Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.


  (i) Stock Purchase Agreement dated November 24, 1986, between The Gillette Company and a group of entities consisting of Revlon Group Incorporated, MacAndrews & Forbes, Incorporated and certain of their affiliates, filed as Exhibit No. 28.2 to The Gillette Company Current Report on Form 8-K dated November 24, 1986, Commission File No. I-922, incorporated by reference herein.

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

 *(l) Description of agreement between The Gillette Company and Gaston
      R. Levy dated December 27, 1993, filed as Exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(m) Description of agreement between The Gillette Company and Lorne R.
      Waxlax dated September 30, 1993, filed as Exhibit 10(m) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(n) Description of The Gillette Company Estate Preservation Plan, filed as Exhibit 10(n) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(o) Description of The Gillette Company Estate Planning Program, filed as Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, incorporated by reference herein.

 *(p) Description of incentive payment to Alfred M. Zeien, filed herewith.

 *(q) The Gillette Company Supplemental Retirement Plan, as amended and restated June 16, 1994, filed herewith.

 *(r) The Gillette Company Supplemental Savings Plan, as amended and restated effective July 1, 1993, filed herewith.

11    Computation of per share earnings, filed herewith.

12 Computation of the ratios of current assets to current liabilities for the years 1994, 1993 and 1992, filed herewith.

13 Portions of the 1994 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

22    List of subsidiaries of The Gillette Company, filed herewith.

23    Independent Auditors' Consent, filed herewith.

24    Power of Attorney, filed herewith.

27    Financial Data Schedule (not considered to be filed).
- --------
* Filed pursuant to Item 14(c).

B. REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

OTHER MATTERS

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following Registration Statements of the registrant on Form S-8 (1) No. 33-27916, filed April 10, 1989, and amended thereafter, which incorporates by reference therein Registration Statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710, and all amendments thereto, all relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan and 1974 Stock Purchase Plan and on Form S-7 No. 2-41016 relating to shares issuable and deliverable under The Gillette

Company 1971 Stock Option Plan; (2) No. 33-9495, filed October 20, 1986, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (3) No. 2-93230, filed September 12, 1984, and all amendments thereto, relating to shares and plan interests in the Oral-B Laboratories Savings Plan; (4) No. 33-56218, filed December 23, 1992, relating to shares and plan interests in The Gillette Company Employees' Savings Plan;
(5) No. 33-52465, filed March 1, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Global Employee Stock Ownership Plan; (6) No. 33-53257, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Outside Director's Stock Ownership Plan; and (7) No. 33-53258, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

  Under date of January 26, 1995, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income and earnings reinvested in the business and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed on page 7 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
January 26, 1995

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                             (MILLIONS OF DOLLARS)

                                          ADDITIONS       DEDUCTIONS
                                    --------------------- -----------
                         BALANCE AT CHARGED TO              LOSSES    BALANCE AT
                         BEGINNING    PROFIT   CHARGED TO   CHARGED     END OF
      DESCRIPTION         OF YEAR    AND LOSS    OTHER    TO RESERVES    YEAR
      -----------        ---------- ---------- ---------- ----------- ----------
1994
 Reserves deducted from
  assets:
  Receivables...........   $45.9      $22.8      $ --        $16.6      $52.1
                           =====      =====      =====       =====      =====
1993
 Reserves deducted from
  assets:
  Receivables...........   $41.8      $18.0      $2.5*       $16.4      $45.9
                           =====      =====      =====       =====      =====
1992
 Reserves deducted from
  assets:
  Receivables...........   $50.7      $ 8.2      $ --        $17.1      $41.8
                           =====      =====      =====       =====      =====

* Acquisition balances

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Gillette Company
                                             (Registrant)

                                                     Thomas F. Skelly
                                         By ___________________________________
                                                     Thomas F. Skelly
                                            Senior Vice President and Chief
                                                   Financial Officer
Date: March 16, 1995

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

         * Alfred M. Zeien            Chairman of the Board of   March 16, 1995
- ------------------------------------ Directors, Chief Executive
          ALFRED M. ZEIEN               Officer and Director

        * Joseph E. Mullaney         Vice Chairman of the Board  March 16, 1995
- ------------------------------------        and Director
         JOSEPH E. MULLANEY

          Thomas F. Skelly           Senior Vice President and   March 16, 1995
- ------------------------------------  Chief Financial Officer
          THOMAS F. SKELLY

         * Anthony S. Lucas          Vice President, Controller  March 16, 1995
- ------------------------------------  and Principal Accounting
          ANTHONY S. LUCAS                    Officer

        * Warren E. Buffett                   Director           March 16, 1995
- ------------------------------------
         WARREN E. BUFFETT

         * Wilbur H. Gantz                    Director           March 16, 1995
- ------------------------------------
          WILBUR H. GANTZ

        * Michael B. Gifford                  Director           March 16, 1995
- ------------------------------------
         MICHAEL B. GIFFORD

        * Carol R. Goldberg                   Director           March 16, 1995
- ------------------------------------
         CAROL R. GOLDBERG

        * Herbert H. Jacobi                   Director           March 16, 1995
- ------------------------------------
         HERBERT H. JACOBI

       * Richard R. Pivirotto                 Director           March 16, 1995
- ------------------------------------
        RICHARD R. PIVIROTTO

     * Alexander B. Trowbridge                Director           March 16, 1995
- ------------------------------------
      ALEXANDER B. TROWBRIDGE

         * Joseph F. Turley                   Director           March 16, 1995
- ------------------------------------
          JOSEPH F. TURLEY

                                                     Thomas F. Skelly
                                         By ___________________________________
                                                    * THOMAS F. SKELLY
                                                   AS ATTORNEY-IN-FACT

                                                                      EXHIBIT 11

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

      (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, SHARES IN MILLIONS)

                                                          1994    1993    1992
                                                          ----    ----    ----
NET INCOME PER COMMON SHARE--ASSUMING NO DILUTION
- -------------------------------------------------
 Net income as reported................................  $698.3  $288.3  $513.4
 Less: Preferred Stock Dividends, net of tax benefit...    (4.7)   (4.7)   (4.8)
                                                         ------  ------  ------
 Net income available to Common Shareholders...........  $693.6  $283.6  $508.6
                                                         ======  ======  ======
 Average common shares outstanding.....................   221.2   220.4   219.5
 Reported net income per common share..................  $ 3.14  $ 1.29  $ 2.32
NET INCOME PER COMMON SHARE--ASSUMING FULL DILUTION
- ---------------------------------------------------
 Net income available to Common Shareholders (as
  above)...............................................  $693.6  $283.6  $508.6
 Add: Series C ESOP Preferred Stock dividend, net of
  tax benefit..........................................     4.7     4.7     4.8
 Deduct: Additional ESOP costs, net of tax benefit.....    (2.2)   (2.7)   (2.5)
                                                         ------  ------  ------
 Adjusted net income available to common shareholders..  $696.1  $285.6  $510.9
                                                         ======  ======  ======
 Average common shares outstanding.....................   221.2   220.4   219.5
 Add: Conversion of Series C ESOP Preferred Stock......     3.3     3.3     3.3
   Net additional common shares upon exercise of stock
   options.............................................     2.1     1.8     2.0
                                                         ------  ------  ------
 Adjusted average common shares outstanding............   226.6   225.5   224.8
                                                         ======  ======  ======
 Net income per common share -- assuming full dilution.  $ 3.07  $ 1.27  $ 2.27

                                                                      EXHIBIT 22

                              THE GILLETTE COMPANY

                           SUBSIDIARIES OF REGISTRANT
                               DECEMBER 31, 1994

                                                                     ORGANIZED
                                                                       UNDER
      NAME                                                            LAWS OF
      ----                                                           ---------
Compania Gillette de Argentina..................................... Delaware
 Its Subsidiaries:
  Compania Gillette de Argentina S.A............................... Argentina
  SylvaPen Distribuidora S.A.C.I. y F.............................. Argentina
Gillette Australia Pty Ltd......................................... Australia
Braun Inc.......................................................... Delaware
Gillette Beteiligungs -- GmbH...................................... Germany
 Its subsidiaries:
  Gillette Deutschland GmbH & Co................................... Germany
  Helit Innovative Buroproduckte Gmbh.............................. Germany
  Societe de Participations Financieres Gillette................... France
   Its subsidiary:
    Waterman S.A................................................... France
  Braun AG......................................................... Germany
   Its subsidiaries:
    Braun Electric Austria Gesellschaft mbH........................ Austria
    Braun Canada Ltd./Ltee......................................... Canada
    Braun Espanola, S.A............................................ Spain
    Braun Finland Oy............................................... Finland
    Braun France S.A............................................... France
    Braun Ireland Ltd.............................................. Ireland
    Braun Italia S.r.l............................................. Italy
    Braun Japan K.K................................................ Japan
    Braun de Mexico y Cia. de C.V.................................. Mexico
    Braun Nederland B.V............................................ Netherlands
    Braun (U.K.) Ltd............................................... England
Gillette do Brasil, Inc. and Jafra Comercio Participacoes e
 Servicos, Inc. ................................................... Delaware
 Their subsidiary:
  Gillette do Brasil & Cia......................................... Brazil
   Its subsidiary:
    Gillette da Amazonia S.A....................................... Brazil
    Fabrica Amazonense de Componentes Plasticos e Metalicos Ltda... Brazil
Gillette Canada Inc................................................ Canada
 Its subsidiaries:
  Oral-B Laboratories Pty. Limited................................. Australia
  Oral-B Laboratories Inc./Laboratories Oral-B Inc................. Canada
  Oral-B Laboratories GmbH......................................... Germany
  Oral-B Laboratorios, S.A. de C.V................................. Mexico
  Oral-B Laboratories Limited...................................... England
Gillette de Colombia S.A........................................... Colombia
Colton Development, Inc............................................ Delaware
Colton Gulf Coast, Inc............................................. Delaware
Colton East, Inc. ................................................. Delaware
Colton North Central, Inc. ........................................ Delaware
Colton West, Inc. ................................................. Delaware

                              THE GILLETTE COMPANY

                                                                     ORGANIZED
                                                                       UNDER
      NAME                                                            LAWS OF
      ----                                                           ---------
Gillette Capital Corporation...................................... Delaware
 Its subsidiaries:
  Jafra Cosmetics International, Inc. ............................ California
  Silkcare, Incorporated.......................................... Minnesota
Gillette Direct Response Group, Inc............................... Massachusetts
Gillette Espanola, S.A............................................ Spain
Gillette Far East Trading Limited................................. Hong Kong
Gillette Foreign Sales Corporation Limited........................ Jamaica
Gillette France S.A............................................... France
Gilfin B.V. ...................................................... Netherlands
Parkfin Limited................................................... England
Compania Giva, S.A................................................ Delaware
 Its subsidiary:
  Compania Gillette de Venezuela S.A.............................. Venezuela
Indian Shaving Products Limited................................... India
Compania Interamericana Gillette, S.A............................. Panama
Gillette Egypt S.A.E.............................................. Egypt
Gillette Pakistan Limited......................................... Pakistan
Inversiones Gilco (Chile) Limitada................................ Chile
Gillette Group Italy S.p.A........................................ Italy
Grupo Jafra, S.A. de C.V. ........................................ Mexico
Gillette (Japan) Inc. ............................................ Delaware
Gillette Manufacturing (USA), Inc. ............................... Massachusetts
Gillette de Mexico, Inc. and Mexico Manufacturing Company......... Delaware
 Their subsidiary:
  Gillette de Mexico S.A. de C.V.................................. Mexico
Gillette del Peru, Inc. and Lima Manufacturing Company............ Delaware
 Partners in:
  Gillette del Peru, S.C. ........................................ Peru
Gillette (Philippines), Inc. ..................................... Philippines
Gillette Sanayi ve Ticaret A.S. .................................. Turkey
Gillette (Shanghai) Limited....................................... China
Shenmei Daily Use Products Limited Company........................ China
Gillette South Africa Limited..................................... South Africa
Gillette (Switzerland) AG......................................... Switzerland
Gillette Industries Plc........................................... England
 Its subsidiaries:
  Gillette U.K. Limited........................................... England
  Jafra Cosmetics International Limited........................... England
  Parker Pen Holdings Limited..................................... England
The Gillette Company (USA), Inc. ................................. Massachusetts
Gillette Poland S.A. ............................................. Poland

  All of the voting securities of each subsidiary listed above are owned by its parent company or parent partners except that the percentage ownership in Indian Shaving Products Limited, Shenmei Daily Use Products Limited Company, Gillette (Shanghai) Limited, Gillette Pakistan Limited, Gillette Egypt S.A.E., Gillette Poland S.A., Gillette France S.A., and the Waterman S.A. group of companies is 51%, 50%, 70%, 75%, 83.3%, 99.9%, 99.9% and 99.8%, respectively.

  There are a number of additional subsidiaries in the United States and foreign countries which, considered in the aggregate, do not constitute a significant subsidiary.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

The Stockholders and Board of Directors of The Gillette Company:

  We consent to incorporation by reference in the following registration statements of The Gillette Company (1) No. 33-9495 on Form S-8, (2) No. 2-93230 on Form S-8, (3) Nos. 33-56218 and 33-27916 on Form S-8 which incorporate by reference therein registration statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710 and No. 2-41016 on Form S-7, (4) No. 33-54974 on Form S-3, (5) No. 33-
50303 on Form S-3, (6) No. 33-52465 on Form S-8, (7) No. 33-53257 on Form S-8,
(8) No. 33-53258 on Form S-8 and (9) No. 33-55051 on Form S-3, of our reports dated January 26, 1995, relating to the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income and earnings reinvested in the business, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1994, which reports appear or are incorporated by reference in the December 31, 1994 Annual Report on Form 10-K of The Gillette Company.

  Our reports refer to a change in accounting for income taxes, postretirement and medical benefits and postemployment benefits.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
March 20, 1995

                                                                      EXHIBIT 24

                               POWER OF ATTORNEY

  We, the undersigned hereby constitute Thomas F. Skelly and Joseph E. Mullaney, or either of them, our true and lawful attorneys with full power to sign for us in our name and in the capacity indicated below the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, filed for the Company with the Securities and Exchange Commission for the year ended December 31, 1994, and any and all amendments and supplements thereto, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Report and to any and all amendments and supplements to said Report.

  WITNESS Our Hand and Seal on the Date set forth below.

             SIGNATURES                        TITLE                 DATE

          Alfred M. Zeien             Chairman of the Board of   March 16, 1995
- ------------------------------------ Directors, Chief Executive
          ALFRED M. ZEIEN               Officer and Director

         Joseph E. Mullaney          Vice Chairman of the Board  March 16, 1995
- ------------------------------------        and Director
         JOSEPH E. MULLANEY

          Thomas F. Skelly           Senior Vice President and   March 16, 1995
- ------------------------------------  Chief Financial Officer
          THOMAS F. SKELLY

          Anthony S. Lucas           Vice President, Controller  March 16, 1995
- ------------------------------------  and Principal Accounting
          ANTHONY S. LUCAS                    Officer

         Warren E. Buffett                    Director           March 16, 1995
- ------------------------------------
         WARREN E. BUFFETT

          Wilbur H. Gantz                     Director           March 16, 1995
- ------------------------------------
          WILBUR H. GANTZ

         Michael B. Gifford                   Director           March 16, 1995
- ------------------------------------
         MICHAEL B. GIFFORD

         Carol R. Goldberg                    Director           March 16, 1995
- ------------------------------------
         CAROL R. GOLDBERG

         Herbert H. Jacobi                    Director           March 16, 1995
- ------------------------------------
         HERBERT H. JACOBI

        Richard R. Pivirotto                  Director           March 16, 1995
- ------------------------------------
        RICHARD R. PIVIROTTO

      Alexander B. Trowbridge                 Director           March 16, 1995
- ------------------------------------
      ALEXANDER B. TROWBRIDGE

          Joseph F. Turley                    Director           March 16, 1995
- ------------------------------------
          JOSEPH F. TURLEY