Form 10-Q
period 1995-03-31
GILLETTE CO
filed 1995-05-01
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                 Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1995  . . . . . . . . . . . . . . . . 221,580,124

                                     PAGE 1
                         PART I.  FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars, except per share amounts)

                                   (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                      1995          1994
Net Sales........................................   $1,536.0      $1,361.1
Cost of Sales....................................      567.5         498.6
    Gross Profit.................................      968.5         862.5

Selling, General and Administrative expenses.....      639.4         565.4
    Profit from operations.......................      329.1         297.1

Non-operating Charges (Income):
  Interest income................................       (1.6)         (5.5)
  Interest expense...............................       13.2          13.4
  Exchange.......................................        2.1          31.9
  Other charges - net............................        6.5          (2.0)
                                                        20.2          37.8
    Income before Income Taxes ..................      308.9         259.3

Income Taxes.....................................      112.8          95.3

    Net Income...................................      196.1         164.0

Preferred Stock dividends, net of tax benefit....        1.2           1.2

Net Income Available to Common Stockholders......   $  194.9      $  162.8

Net Income per Common Share......................   $    .88      $    .74

Dividends declared per common share..............   $     -       $     -

Average number of common shares outstanding
  (thousands)                                        221,513       220,961


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                              (Millions of dollars)

                                   (Unaudited)


                                                      March 31     December 31
                                                        1995            1994
Current Assets:
     Cash and cash equivalents....................   $   69.2       $   43.8
     Short-term investments, at cost, which
        approximates market value.................        1.9            2.3
     Receivables, less allowances of $45.2
         ($52.1 at 12/31/94)......................    1,202.2        1,379.5
     Inventories:
         Raw materials and supplies...............      212.0          207.3
         Work in process..........................      111.5           95.0
         Finished goods...........................      637.4          638.9
           Total Inventories......................      960.9          941.2
     Deferred Income Taxes........................      258.7          267.6
     Prepaid expenses.............................      109.4          113.0
           Total Current Assets...................    2,602.3        2,747.4

Property, Plant and Equipment, at cost...........     2,929.3        2,902.2
         Less accumulated depreciation............    1,526.6        1,491.2
           Net Property, Plant and Equipment......    1,402.7        1,411.0


Intangible Assets, less accumulated amortization        892.1          887.4
Deferred Income Taxes............................       125.7          133.6
Other Assets.....................................       356.0          314.6

                                                     $5,378.8       $5,494.0



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 3

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                              (Millions of dollars)

                                   (Unaudited)

                                                     March 31     December 31
                                                       1995          1994
Current Liabilities:
     Loans payable................................   $  361.4       $  344.4
     Current portion of long-term debt............       29.2           28.1
     Accounts payable.............................      289.8          334.6
     Accrued liabilities..........................      692.0          788.2
     Dividends payable............................        -             55.4
     Deferred Income Taxes........................       44.7           47.0
     Income taxes.................................      251.3          185.5
       Total Current Liabilities.................     1,668.4        1,783.2

Long-Term Debt...................................       562.7          715.1
Deferred Income Taxes............................       195.2          186.7
Other Long-Term Liabilities......................       784.8          774.3
Minority Interest................................        19.2           17.4

Stockholders' Equity:
     8.0% Cumulative Series C ESOP Convertible
       Preferred, without par value, issued: 1995,
       162,702 shares; 1994, 162,928 shares.......       98.1           98.2
     Unearned ESOP Compensation...................      (44.2)         (44.2)
     Common stock, par value $1.00 per share:
       Authorized 580,000,000 shares
       Issued: 1995, 279,247,317 shares;
               1994, 279,121,205 shares...........      279.2          279.1
     Additional paid-in capital...................      281.7          277.7
     Earnings reinvested in the business..........    3,025.1        2,830.2
     Cumulative foreign currency
       translation adjustments....................     (444.9)        (377.1)
     Treasury stock, at cost:
     1995, 57,667,193 shares;l994, 57,671,702 shares (1,046.5)      (1,046.6)
         Total Stockholders' Equity...............    2,148.5        2,017.3

                                                     $5,378.8       $5,494.0


See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       1995          1994
Operating Activities
     Net income                                       $  196.1     $  164.0
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                      55.5         48.3
       Other                                              (3.1)         9.5
       Changes in assets and liabilities, net of
       effects from acquisition of businesses:
         Accounts receivable                             149.0         98.2
         Inventories                                     (33.0)       (57.1)
         Accounts payable and accrued liabilities       (123.7)      (134.2)
         Other working capital items                      68.0         39.7
         Other non-current assets and liabilities        (17.9)        42.3
           Net cash provided by operating activities     290.9        210.7
Investing Activities
     Additions to property, plant & equipment            (62.6)       (55.3)
     Disposals of property, plant & equipment              3.4          4.7
     Acquisition of businesses, less cash acquired       (16.3)        (5.2)
     Other                                                 2.1          3.3
           Net cash used in investing activities         (73.4)       (52.5)
Financing Activities
     Proceeds from exercise of stock option and
       purchase plans                                      2.9          4.3
     Decrease in long-term debt                           (4.2)        (3.6)
     Decrease in loans payable                          (133.7)       (60.6)
     Dividends paid                                      (56.6)       (47.6)
           Net cash used in financing activities        (191.6)      (107.5)
Effect of Exchange Rate Changes on Cash                    (.5)          .5

Increase in Cash and Cash Equivalents                     25.4         51.2
Cash and Cash Equivalents at Beginning of Year            43.8         37.1

Cash and Cash Equivalents at End of Quarter           $   69.2     $   88.3
Supplemental disclosure of cash paid for:
     Interest                                         $   12.1     $   10.9
     Income taxes                                     $   20.6     $   22.5
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $   16.3     $    3.4
    Cash paid                                            16.3          5.2
      Liabilities assumed                            $     -      $   (1.8)

See Accompanying Notes to Consolidated Financial Statements

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Accounting Comments
Reference is made to the registrant's 1994 annual report to stockholders, which contains, at pages 28 through 40, financial statements and the notes thereto.

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


Realignment Reserve Status
In the fourth quarter of 1993, the Company established a reserve for a realignment plan resulting in a 1993 fourth quarter charge to profit from operations of $262.6 million ($164.1 million after taxes, or $.74 per share).

The realignment reserve included costs that are classified into two major categories as follows:
  1. Costs associated with the closure and disposal of major manufacturing facilities in all business segments, due principally to excess manufacturing capacity caused by falling global trade barriers.
  2. Costs associated with organizational realignment and related work force reductions to improve the Company's competitive positioning of its business and adaptation to the continuing trend of more open world trade.

A summary of these realignment costs follow:
                                                   Pre-Tax $ Millions
                                            Original      Charges     Reserve
                                           Realignment    Through     Balance
                                             Reserve      3/31/95     3/31/95
   1.  Closure of manufacturing facilities    $72.0        $29.5       $42.5
   2.  Other Realignment Activities
       a)  Integration of various functions    41.6         22.3        19.3
       b)  Downsizing of operations            80.2         50.0        30.2
       c)  Integration of Parker Pen           14.9         10.9         4.0
       d)  Other asset impairments             53.9         42.6        11.3
           Total                             $262.6       $155.3      $107.3


      Through March 31, 1995, 1,538 positions were eliminated. The realignment program, with some minor exceptions, continues to be implemented, and realignment activities are planned to be ongoing through the fourth quarter 1995.

                                     PAGE 6
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.


    Three Months 1995 versus 1994
   Sales for the quarter ended March 31, 1995, were $1.54 billion, a 13% increase over the same quarter of the prior year. This gain reflected a 9% increase from volume and new products and a 4% favorable combined effect of fluctuations in exchange rates and in selling prices. Sales from foreign operations increased significantly over those of the prior year while domestic sales were unchanged.

   Sales of the Company's blade and razor products were sharply higher in the quarter and profits were considerably higher than the prior year. This increase was attributable to geographic expansion, the continued growth of the Gillette Sensor System, Sensor Excel, Sensor for Women and the Custom Plus Disposable Razor and the improving European economic conditions and strengthening currencies.

   Sales of Braun products climbed sharply, particularly in Europe and Japan. The growth of new products, the introduction of the new Flex Integral shaver in Japan and Germany and the favorable response to the Super Volume Hairstyling Appliance and the Electric Plaque Remover contributed to this sales increase. Profits were substantially higher, primarily due to sales of products with higher profit margins.

   Toiletries and cosmetics sales exceeded those of the prior year. The expansion of the Gillette Series line in Continental Europe and the continuing introduction of clear gel deodorant/antiperspirant products in the United States and Europe contributed to the increase. The devaluation of the Mexican Peso negatively impacted Jafra sales. Profits increased significantly, primarily due to the sales of products with higher profit margins in the United States.

   Sales of stationery products were above those of the prior year due to increases in Asia Pacific and Latin American markets. Profits were virtually unchanged as gains in the United States, Europe and Asia Pacific were offset in Latin American markets, primarily due to currency fluctuations in Brazil and Mexico.

   Oral-B sales in the first quarter were virtually level with the prior year as gains in international markets were offset by shortfalls in the United States. Profits were sharply lower, primarily in the United States, due to costs associated with new products.

   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                        Blades   Toiletries
                          &          &         Stationery    Braun      Oral-B
    Period              Razors   Cosmetics      Products    Products   Products
    Three Months 1995     36%       17%           13%         28%         6%
    Three Months 1994     36%       18%           13%         26%         7%

   Gross profit was $968.5 million, an increase of $106.0 million or 12% from 1994. The gross profit percentage of sales was 63.1%, compared with 63.4% for the same period in 1994. The decrease is attributable to higher costs in Brazil reflecting the lower devaluation of its currency. This is offset in Non-Operating Charges by substantially lower exchange losses.

   Selling, general and administrative expenses increased by $74.0 million, or 13%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 18% over those of the prior year. Spending on research and development increased 7%, while other marketing and administrative expenses increased 10%.

   Profit from Operations was $329.1 million up 11% from $297.1 million a year earlier. Profit from operations increased significantly in foreign operations, but was slightly lower in the United States.

   Net Exchange losses were substantially lower from the prior year due to the stablization of the Brazilian currency. The effective tax rate was lower for the three month period while net interest expense was higher.

   Net income of $196.1 million increased 20% compared with $164.0 million in 1994. Net income per common share of $.88 increased 19% over the $.74 reported a year earlier.

                                   * * * * * *


   Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

   Sales of the North Atlantic Group in the quarter were considerably higher and profits were sharply higher than those of the corresponding period of a year ago.

   The Stationery Group's first quarter sales were virtually level but profits were sharply above those of the prior year.

   Sales of the International Group in the quarter were sharply above and profits were considerably higher than those of last year.

   Sales of the Diversified Group in the quarter rose sharply and profits were considerably above those of the prior year.

Financial Condition
   Net cash provided by operating activities for the three months ended
   March 31, 1995, amounted to $291 million, compared with $211 million in the
   same period last year.   The increase in 1995 was the result of lower
   working capital requirements and higher Net Income.

   Net debt (total debt, net of associated swaps, less cash and short-term investments) at March 31, 1995, amounted to $891 million, compared with $1.04 billion at year-end 1994. The Company's current ratio at March 31, 1995, was 1.56, compared with 1.54 at December 31, 1994.



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

      Item 4.  Vote of Security Holders

     At its Annual Meeting on April 20, 1995, the stockholders of The Gillette Company took the following actions:

     1. Elected the following four directors for terms to expire at the 1998 Annual Meeting of stockholders, with votes as indicated opposit each director's name and with no abstentions or broker nonvotes:

                                                     FOR              WITHHELD
              Wilbur H. Gantz                    192,192,388           631,337
              Richard R. Pivirotto               192,160,318           663,407
              Juan M. Steta                      192,213,477           610,248
              Alfred M. Zeien                    192,225,810           597,915

     2. Elected Michael C. Hawley a director for a term to expire at the 1997 Annual Meeting of stockholders. The vote was 190,905,329 for and 1,918,396 withheld, with no abstentions or broker nonvotes.

     3. Approved an amendment to Article 4 of the Certificate of Incorporation which increases the authorized $1 per value common stock from 580,000,000 shares to 1,160,000,000 shares. The vote was 190,696,936 for and 1,361,274 against the proposal, with 765,514 abstentions and 1 broker nonvote. The amendment to the Certificate of Incorporation was made effective by filing a Certificate of Amendment with the Secretary of State of Delaware on April 20, 1995.

     4. Approved an amendment of the 1971 Stock Option Plan which increases from 100,000 to 200,000 the number of shares upon which options can be
         granted to any participant in any calendar year.   The vote was
         185,434,819 for and 6,128,777 against the proposal, with 1,254,284 abstentions and 5,845 broker nonvotes.

     5. Approved the appointment by the Board of Directors of KPMG Peat Marwick LLP as auditors for the year 1995. The vote was 191,882,927 for and 435,867 against the proposal, with 504,931 abstentions and no broker nonvotes.

                                     PAGE 10
Item 6 (a)     Exhibits

  Exhibit 3 (i)  Certificate of Incorporation as amended April 20, 1995, filed herewith.

  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)

                                                    Three Months Ended March 31
                                                       1995          1994
Net Income Per Common Share-Assuming No Dilution
     Net income as reported.......................  $  196.1         $  164.0
     Less:  Preferred Stock Dividends, net of tax
            benefit...............................      (1.2)            (1.2)
     Net income available to Common Shareholders..  $  194.9         $  162.8

     Average common shares outstanding............     221.5            221.0

     Reported net income per common share.........  $    .88         $    .74

Net Income Per Common Share-Assuming Full Dilution
     Net income available to Common Shareholders
       (As Above).................................  $  194.9         $  162.8
     Add: Series C ESOP Preferred Stock Dividend,
       net of tax benefit.........................       1.2              1.2
     Deduct:  Add'l. ESOP Costs, net of tax benefit      (.5)             (.6)
     Adjusted Net Income available to common share-
       holders....................................  $  195.6         $  163.4

     Average common shares outstanding............     221.5            221.0
     Add:  Conversion of Series C ESOP Preferred
           Stock..................................       3.3              3.3
           Net additional common shares upon
           exercise of stock options..............       2.3              1.8
     Adjusted average common shares outstanding...     227.1            226.1
     Net income per common share -
       assuming full dilution.....................  $    .86         $    .72


  Exhibit 27  Financial Data Schedule filed herewith.


Item 6 (b).  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the period covered by this report.

                                     PAGE 11
                                    SIGNATURE






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE GILLETTE COMPANY
                                                  (Registrant)


THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
April 28, 1995




ANTHONY S. LUCAS

Anthony S. Lucas
Vice President, Controller and
Principal Accounting Officer
April 28, l995