Form 10-Q
period 1995-06-30
GILLETTE CO
filed 1995-07-27
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                 Commission File Number 1-922


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


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1995 . . . . . . . . . . . . . . . . . 443,425,783

                                             PAGE 1
                                 PART I.  FINANCIAL INFORMATION

                         THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF INCOME
                        (Millions of dollars, except per share amounts)

                                          (Unaudited)
                                                    Three Months Ended       Six Months Ended
                                                         June 30                 June 30
                                                     1995        1994        1995        1994
Net Sales........................................ $1,601.0   $1,406.5    $3,137.0   $2,767.6
Cost of Sales....................................   574.8       500.4     1,142.3      999.0
    Gross Profit................................. 1,026.2       906.1     1,994.7    1,768.6

Selling, General and Administrative expenses.....   704.3       613.1     1,343.7    1,178.5
    Profit from operations.......................   321.9       293.0       651.0      590.1

Non-operating Charges (Income):
  Interest income................................   (3.1)       (5.7)       (4.7)     (11.2)
  Interest expense...............................    14.2        13.9        27.4       27.3
  Exchange.......................................     4.9        29.6         7.0       61.5
  Other charges - net............................     1.9       (1.3)         8.4      (3.3)
                                                     17.9        36.5        38.1       74.3
    Income before Income Taxes ..................   304.0       256.5       612.9      515.8

Income Taxes.....................................   110.9        94.3       223.7      189.6

    Net Income...................................   193.1       162.2       389.2      326.2

Preferred Stock dividends, net of tax benefit....     1.1         1.1         2.3        2.3

Net Income Available to Common Stockholders...... $  192.0 $  161.1 $  386.9 $  323.9

Net Income per Common Share......................  $    .43    $    .36    $    .87   $    .73

Dividends declared per common share..............  $    .15    $   .125    $    .15   $   .125

Average number of common shares outstanding
  (thousands)                                       443,278     442,162     443,151    442,038


1994 per share amounts and average number of shares outstanding have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.

See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                       June 30     December 31
                                                        1995            1994
Current Assets:
    Cash and cash equivalents.................... $   61.9       $   43.8
    Short-term investments, at cost, which
       approximates market value.................      3.0            2.3
    Receivables, less allowances of $47.6
        ($52.1 at 12/31/94)......................  1,259.2        1,379.5
    Inventories:
        Raw materials and supplies...............    225.6          207.3
        Work in process..........................    127.7           95.0
        Finished goods...........................    724.4          638.9
          Total Inventories......................  1,077.7          941.2
    Deferred Income Taxes........................    258.7          267.6
    Prepaid expenses.............................    106.7          113.0
          Total Current Assets...................  2,767.2        2,747.4

Property, Plant and Equipment, at cost...........  3,069.6        2,902.2
        Less accumulated depreciation............  1,609.7        1,491.2
          Net Property, Plant and Equipment......  1,459.9        1,411.0


Intangible Assets, less accumulated amortization     892.5          887.4
Deferred Income Taxes............................    124.5          133.6
Other Assets.....................................    371.7          314.6

                                                $5,615.8 $5,494.0



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                      June 30     December 31
                                                       1995          1994
Current Liabilities:
    Loans payable................................   $  475.8     $  344.4
    Current portion of long-term debt............       28.6         28.1
    Accounts payable.............................      283.1        334.6
    Accrued liabilities..........................      618.4        788.2
    Dividends payable............................           -        55.4
    Deferred Income Taxes........................       40.9         47.0
    Income taxes.................................      201.3        185.5
       Total Current Liabilities.................    1,648.1      1,783.2

Long-Term Debt...................................      554.5        715.1
Deferred Income Taxes............................      197.9        186.7
Other Long-Term Liabilities......................      906.9        774.3
Minority Interest................................       19.2         17.4

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1995,
      162,219 shares; 1994, 162,928 shares.......       97.8         98.2
    Unearned ESOP Compensation...................     (39.3)       (44.2)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1995, 558,740,839 shares;
              1994, 558,242,410 shares...........      558.7        558.2
    Additional paid-in capital...................        6.2        (1.4)
    Earnings reinvested in the business..........    3,150.6      2,830.2
    Cumulative foreign currency
      translation adjustments....................    (438.4)      (377.1)
    Treasury stock, at cost:
    1995, 115,315,056 shares;l994, 115,343,404 shares (1,046.4) (1,046.6)
        Total Stockholders' Equity...............    2,289.2      2,017.3

                                                  $5,615.8 $5,494.0


1994 common stock, treasury stock and additional paid-in capital have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                        Six Months Ended
                                                             June 30
                                                       1995          1994
Operating Activities
    Net income                                      $  389.2    $  326.2
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   112.9        100.6
      Other                                              .7          9.7
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           119.4        141.2
        Inventories                                 (130.8)      (163.2)
        Accounts payable and accrued liabilities    (230.3)      (185.1)
        Other working capital items                    50.4        (3.2)
        Other non-current assets and liabilities       27.0         89.1
          Net cash provided by operating activities   338.5        315.3
Investing Activities
    Additions to property, plant & equipment        (147.1)      (150.7)
    Disposals of property, plant & equipment           13.0          8.5
    Acquisition of businesses, less cash acquired    (16.4)        (5.3)
    Other                                             (1.4)          8.0
          Net cash used in investing activities     (151.9)      (139.5)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                    6.4          7.2
    Decrease in long-term debt                        (9.2)       (42.8)
    Increase/(decrease) in loans payable             (42.5)         30.9
    Dividends paid                                  (124.2)      (104.1)
          Net cash used in financing activities     (169.5)      (108.8)
Effect of Exchange Rate Changes on Cash                 1.0           .3

Increase in Cash and Cash Equivalents                  18.1         67.3
Cash and Cash Equivalents at Beginning of Year         43.8         37.1

Cash and Cash Equivalents at End of Quarter      $   61.9 $  104.4
Supplemental disclosure of cash paid for:
    Interest                                       $   28.2     $   17.5
    Income taxes                                   $  118.6     $  113.4
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $   16.4     $    3.5
    Cash paid                                            16.4          5.3
      Liabilities assumed                            $     -      $   (1.8)

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


Realignment Reserve Status
In the fourth quarter of 1993, the Company established a reserve for a realignment plan resulting in a 1993 fourth quarter charge to profit from operations of $262.6 million ($164.1 million after taxes, or $.37 per share).

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

  A summary of these realignment costs follows:
                                                   Pre-Tax $ Millions
                                            Original      Charges     Reserve
                                           Realignment    Through     Balance
                                             Reserve      6/30/95     6/30/95
   1. Closure of manufacturing facilities   $72.0        $39.2       $32.8
   2. Other Realignment Activities
      a)  Integration of various functions   41.6         27.5        14.1
      b)  Downsizing of operations           80.2         55.8        24.4
      c)  Integration of Parker Pen          14.9         11.4         3.5
      d)  Other asset impairments            53.9         43.2        10.7
          Total                            $262.6       $177.1      $ 85.5


      Through June 30, 1995, 1,757 positions were eliminated. The realignment program continues to be implemented, and realignment activities are planned to be ongoing through the fourth quarter 1995 with some charges continuing into 1996.

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

   Second Quarter 1995 versus 1994
   Sales for the quarter ended June 30, 1995, were $1.60 billion, a 14% increase over the same quarter of the prior year. This gain reflected a 9% increase from volume and new products and a 5% favorable combined effect of fluctuations in exchange rates and in selling prices. Profit from operations was $321.9 million, up 10% from $293.0 million reported in the second quarter of 1994. Net income of $193.1 million increased 19% compared with $162.2 million a year earlier. Net income per common share of $.43 gained 19% over the $.36 reported a year earlier. Sales from foreign operations increased substantially over those of the prior year and domestic sales were higher.

   Sales of the Company's blade and razor products were substantially higher in the quarter, and profits were considerably higher than those of the prior year. This increase reflects the impact of geographic expansion, the continued growth of the Gillette Sensor, SensorExcel and Sensor for Women Shaving Systems and the Custom Plus disposable razor and the improving European currencies and economic conditions.

   Sales of Braun products rose significantly, particularly in Europe and Japan. The growth of new products, the ongoing introduction of the new Flex Integral shaver in Japan and selected European markets and the favorable response to the Braun Oral-B plaque remover contributed to this sales increase. Profits were substantially higher, due primarily to sales of products with higher profit margins.

   Toiletries and cosmetics sales were moderately above those of the prior year. The expansion of the Gillette Series male grooming line in Continental Europe, the continuing growth of clear gel deodorant/ antiperspirant products in the United States and Europe and the successful launch of Satin Care, the new female shaving gel, contributed to the increase. The devaluation of the Mexican Peso negatively affected Jafra sales and profits. Impacted by the marketing support given to new products and by Jafra, profits were sharply lower, but were partly offset by a significant improvement in Europe.

   Sales of stationery products surpassed those of the prior year, due principally to increases in Asia-Pacific and European markets. Profits were sharply higher as gains in the United States, Europe and Asia Pacific were partly offset by lower sales in Latin America.

   Oral-B sales in the second quarter climbed sharply from those of the prior year's second quarter with gains in international markets and in the United States. Profits were significantly higher, primarily in the United States.

   Six Months 1995 versus 1994
       Sales for the six months ended June 30, 1995 were $3.14 billion, a 13% increase over the $2.77 billion reported in the same period of the prior year. This gain reflected a 9% increase from volume and new products and a 4% favorable combined effect of fluctuations in exchange rates and in selling prices. Sales from foreign operations increased substantially over those of the prior year, while domestic sales rose modestly.

       Sales and profits of the Company's blade and razor products were sharply higher than those of the prior year. This increase was attributable to geographic expansion, the continued growth of the Gillette Sensor franchise, including SensorExcel and Sensor for Women, the Custom Plus disposable razor and the improving European currencies and economic conditions.

       Sales of Braun products climbed sharply over those of the prior year particularly in the major markets of Germany and Japan. The growth of new products, the introduction of the new Flex Integral shaver and the favorable response to the Supervolume hairstyling appliance and the Braun Oral-B plaque remover contributed to this sales increase, Profits were substantially higher, aided by an emphasis on sales of products with higher profit margins.

       Toiletries and cosmetics sales rose moderately over those of the prior year. The increase was due to the expansion of the Gillette Series male grooming line in Continental Europe, the continuing growth of clear gel deodorant/antiperspirant products in the United States and Europe, and the introduction of Satin Care female shaving gel. Sales and profits were unfavorably impacted by the devaluation of the Mexican Peso. Profits were well below those of the prior year, as the impact of Jafra Mexico offset significant gains in Europe and the United States.

       Sales of stationery products exceeded those of the prior year due to increases in Asia-Pacific and European markets. Profits also advanced, as gains in the United States, Europe and Asia-Pacific were offset by lower sales in Latin America due to currency fluctuations in Brazil and Mexico.

       Oral-B sales were well above those of the prior year, as the success of new products contributed to substantial gains in international markets, which were partly offset by a moderate decline in the United States. Profits were sharply lower, primarily in the United States, due to costs associated with new products.

       The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
   Period              Razors   Cosmetics      Products    Products   Products
   Six Months 1995       38%       18%           13%         24%         7%
   Six Months 1994       38%       19%           14%         22%         7%

   Gross profit was $1,994.7 million, an increase of $226.1 million, or 13%, from 1994. The gross profit percentage of sales was 63.6%, compared with 63.9% for the same period in 1994. The decrease is attributable to higher costs in Brazil, reflecting the lower devaluation of its currency. This is offset in Non-Operating Charges by substantially lower exchange losses.

   Selling, general and administrative expenses increased by $165.2 million, or 14%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 18% over those of the prior year. Spending on research and development increased 9%, while other marketing and administrative expenses increased 12%.

   Profit from operations was $651.0 million, up 10% from $590.1 million a year earlier. Profit from operations increased significantly in foreign operations and remained level in the United States.

   Net exchange losses were substantially lower than those of the prior year, due to the stablization of the Brazilian currency. The effective tax rate was lower for the six-month period, while net interest expense was higher.

   Net income of $389.2 million increased 19%, compared with $326.2 million in 1994. Net income per common share of $.87 increased 19% over the $.73 reported a year earlier.

                                  * * * * * *


  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter were significantly higher, and for the six months considerably higher, than those of the corresponding periods of a year ago. Operating profits in the quarter and for the six months were significantly above those of last year.

  Sales of the International Group in the quarter and for the six months were sharply above those of last year. Profits in the quarter were higher than,and for the six months were well above, those of last year.

  The Diversified Group's sales and profits, which now include results of the Stationery Group, increased substantially in the quarter and for the six months, compared with those of the prior year.

Financial Condition
  Net cash provided by operating activities for the six months ended
  June 30, 1995, amounted to $339 million, compared with $315 million in the same period last year. The increase in 1995 was the result of lower working capital requirements and higher Net Income.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at June 30, 1995, amounted to $1.05 billion, compared with $1.04 billion at year-end 1994. The Company's current ratio at June 30, 1995, was 1.68, compared with 1.54 at December 31, 1994.



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

                                     PAGE 10
Item 6 (a)     Exhibits

  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                      Six Months Ended June 30
                                                     1995                 1994
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  389.2             $  326.2
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (2.3)                (2.3)
  Net income available to Common Shareholders.. $  386.9 $  323.9

  Average common shares outstanding............       443.2                442.0

  Reported net income per common share.........    $    .87             $    .73

Net Income Per Common Share-Assuming Full Dilution
  Net income available to Common Shareholders
    (As Above).................................  $  386.9             $  323.9
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       2.3                  2.3
  Deduct:  Add'l. ESOP Costs, net of tax benefit      (.8)                (1.1)
  Adjusted Net Income available to common share-
    holders.................................... $  388.4 $  325.1

  Average common shares outstanding............       443.2                442.0
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.5                  6.6
        Net additional common shares upon
        exercise of stock options..............       5.0                  3.7
  Adjusted average common shares outstanding...    454.7   452.3

  Net income per common share -
    assuming full dilution.....................    $    .85             $    .72

1994 per share amounts and average number of shares outstanding have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.


  Exhibit 27  Financial Data Schedule filed herewith.


Item 6 (b).  Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company during the period covered by this report.

                                    PAGE 11
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)


THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
July 27, 1995




CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
July 27, l995