Form 10-Q
period 1995-09-30
GILLETTE CO
filed 1995-10-31
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995            Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding September 30, 1995  . . . . . . . . . . . . . . 443,756,661

                                             PAGE 1
                                 PART I.  FINANCIAL INFORMATION

                         THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF INCOME
                        (Millions of dollars, except per share amounts)

                                          (Unaudited)
                                                    Three Months Ended      Nine Months Ended
                                                       September 30            September 30
                                                     1995        1994        1995        1994
Net Sales........................................ $1,669.8   $1,503.4    $4,806.8   $4,271.0
Cost of Sales....................................   612.5       546.2     1,754.8    1,545.2
    Gross Profit................................. 1,057.3       957.2     3,052.0    2,725.8

Selling, General and Administrative expenses.....   719.2       659.5     2,062.9    1,838.0
    Profit from operations.......................   338.1       297.7       989.1      887.8

Non-operating Charges (Income):
  Interest income................................   (2.6)       (5.5)       (7.3)     (16.7)
  Interest expense...............................    15.3        18.0        42.7       45.3
  Exchange.......................................     5.9        12.0        12.9       73.5
  Other charges - net............................     1.0         1.0         9.4      (2.3)
                                                     19.6        25.5        57.7       99.8
    Income before Income Taxes ..................   318.5       272.2       931.4      788.0

Income Taxes.....................................   116.3       100.0       340.0      289.6

    Net Income...................................   202.2       172.2       591.4      498.4

Preferred Stock dividends, net of tax benefit....     1.2         1.2         3.5        3.5

Net Income Available to Common Stockholders...... $  201.0 $  171.0 $  587.9 $  494.9

Net Income per Common Share......................  $    .46    $    .39    $   1.33   $   1.12

Dividends declared per common share..............  $    .15    $   .125    $    .30   $   .25

Average number of common shares outstanding
  (thousands)                                       443,577     442,466     443,294    442,187


1994 per share amounts and average number of shares outstanding have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.

See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                    September 30   December 31
                                                        1995            1994
Current Assets:
    Cash and cash equivalents.................... $   67.3       $   43.8
    Short-term investments, at cost, which
       approximates market value.................      1.2            2.3
    Receivables, less allowances of $46.8
        ($52.1 at 12/31/94)......................  1,263.9        1,379.5
    Inventories:
        Raw materials and supplies...............    224.9          207.3
        Work in process..........................    145.0           95.0
        Finished goods...........................    796.0          638.9
          Total Inventories......................  1,165.9          941.2
    Deferred Income Taxes........................    253.6          267.6
    Prepaid expenses.............................    110.8          113.0
          Total Current Assets...................  2,862.7        2,747.4

Property, Plant and Equipment, at cost...........  3,137.0        2,902.2
        Less accumulated depreciation............  1,626.3        1,491.2
          Net Property, Plant and Equipment......  1,510.7        1,411.0


Intangible Assets, less accumulated amortization   1,017.0          887.4
Deferred Income Taxes............................    127.5          133.6
Other Assets.....................................    378.5          314.6

                                                $5,896.4 $5,494.0



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                   September 30   December 31
                                                       1995          1994
Current Liabilities:
    Loans payable................................   $  540.7     $  344.4
    Current portion of long-term debt............       28.0         28.1
    Accounts payable.............................      301.5        334.6
    Accrued liabilities..........................      723.3        788.2
    Dividends payable............................           -        55.4
    Deferred Income Taxes........................       33.6         47.0
    Income taxes.................................      173.6        185.5
       Total Current Liabilities.................    1,800.7      1,783.2

Long-Term Debt...................................      549.8        715.1
Deferred Income Taxes............................      197.6        186.7
Other Long-Term Liabilities......................      914.9        774.3
Minority Interest................................       18.5         17.4

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1995,
      161,792 shares; 1994, 162,928 shares.......       97.5         98.2
    Unearned ESOP Compensation...................     (39.2)       (44.2)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1995, 559,054,624 shares;
              1994, 558,242,410 shares...........      559.1        558.2
    Additional paid-in capital...................       11.4        (1.4)
    Earnings reinvested in the business..........    3,285.0      2,830.2
    Cumulative foreign currency
      translation adjustments....................    (452.7)      (377.1)
    Treasury stock, at cost:
    1995, 115,297,963 shares;l994, 115,343,404 shares (1,046.2) (1,046.6)
        Total Stockholders' Equity...............    2,414.9      2,017.3

                                                  $5,896.4 $5,494.0


1994 common stock, treasury stock and additional paid-in capital have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                       Nine Months Ended
                                                          September 30
                                                       1995          1994
Operating Activities
    Net income                                      $  591.4    $  498.4
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   173.8        152.7
      Other                                           (2.2)         19.3
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           107.8        109.0
        Inventories                                 (226.4)      (235.8)
        Accounts payable and accrued liabilities    (100.1)       (77.6)
        Other working capital items                    14.4       (29.2)
        Other non-current assets and liabilities       14.6         16.5
          Net cash provided by operating activities   573.3        453.3
Investing Activities
    Additions to property, plant & equipment        (251.6)      (239.8)
    Disposals of property, plant & equipment           18.2         16.7
    Acquisition of businesses, less cash acquired   (149.8)       (25.9)
    Other                                               3.9         11.7
          Net cash used in investing activities     (379.3)      (237.3)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                   11.5         11.9
    Decrease in long-term debt                       (14.2)       (45.0)
    Increase in loans payable                          24.4         18.7
    Dividends paid                                  (191.9)      (160.5)
          Net cash used in financing activities     (170.2)      (174.9)
Effect of Exchange Rate Changes on Cash                (.3)           .4

Increase in Cash and Cash Equivalents                  23.5         41.5
Cash and Cash Equivalents at Beginning of Year         43.8         37.1

Cash and Cash Equivalents at End of Quarter      $   67.3 $   78.6
Supplemental disclosure of cash paid for:
    Interest                                       $   46.8     $   47.5
    Income taxes                                   $  175.6     $  186.0
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $  154.8     $    8.1
    Cash paid                                           150.0         25.9
      Liabilities assumed                            $    4.8     $  (17.8)

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

Acquisitions
Through the third quarter, the Company acquired a blade and razor business, purchased an oral-care business and completed payments on a prior acquisition for an aggregate amount of $150 million. These acquisitions will be accounted for by the purchase method of accounting. The results of operations of the new acquisitions will be included in the consolidated financial statements beginning in the fourth quarter 1995, and the annual effect will be immaterial.

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

  A summary of these realignment costs follows:
                                                   Pre-Tax $ Millions
                                            Original      Charges     Reserve
                                           Realignment    Through     Balance
                                             Reserve      9/30/95     9/30/95
   1. Closure of manufacturing facilities   $72.0        $42.2       $29.8
   2. Other Realignment Activities
      a)  Integration of various functions   41.6         31.9         9.7
      b)  Downsizing of operations           80.2         60.4        19.8
      c)  Integration of Parker Pen            14.9         10.8         4.1
      d)  Other asset impairments              53.9         45.7         8.2
          Total                              $262.6       $191.0      $ 71.6

      Through September 30, 1995, 1,956 positions were eliminated. The realignment program continues to be implemented, and realignment activities are planned to be ongoing into 1996.

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

   Third Quarter 1995 versus 1994
   Sales for the quarter ended September 30, 1995, were $1.67 billion, an 11% increase over the same quarter of the prior year. This gain reflected a 7% increase from volume and new products and a 4% favorable combined effect of fluctuations in exchange rates and in selling prices. Profit from operations was $338.1 million, up 14% from $297.7 million reported in the third quarter of 1994. Net income of $202.2 million increased 17% compared with $172.2 million a year earlier. Net income per common share of $.46 gained 18% over the $.39 reported a year earlier. Sales of domestic and foreign operations were considerably higher than those of the prior year.

   Sales of the Company's blade and razor products were notably higher in the quarter, and profits were well above those of the prior year. These increases reflect the continued growth of the Gillette Sensor franchise, including SensorExcel and Sensor for Women Shaving Systems and the Custom Plus disposable razor, the impact of geographic expansion and the improving European currencies and economic conditions.

   Sales of Braun products increased sharply particularly in Europe and Japan. The growth of new products, the success of the new Flex Integral shaver in Japan and European markets and the favorable response to the Braun Oral-B plaque remover and Braun Silk-epil products contributed to this sales increase. Profits were significantly higher, due primarily to sales of products with higher profit margins.

   Toiletries and cosmetics sales were considerably higher than those of the prior year. The expansion of the Gillette Series male grooming line in Europe, the continuing growth of clear gel deodorant/antiperspirant products in the United States and Europe and the favorable response to Satin Care in the United States contributed to the increase. Jafra sales and profits continue to be adversely affected by economic conditions in Mexico. Total Segment profits were unchanged as gains in most major markets were offset by the negative impact of Jafra Mexico.

   Sales of stationery products exceeded those of the prior year due principally to increases in Asia-Pacific and European markets. Profits were significantly higher due primarily to sales gains and lower product costs.

   Oral-B sales in the third quarter were substantially higher than those of the prior year with gains in international and domestic markets due to the success of the Advantage Control Grip and Contura toothbrushes. Profits were significantly higher, primarily in the United States, reflecting the favorable sales response to new products.

   Nine Months 1995 versus 1994
       Sales for the nine months ended September 30, 1995 were $4.81 billion, a 13% increase over the $4.27 billion reported in the same period of the prior year. This gain reflected a 9% increase from volume and new products and a 4% favorable combined effect of fluctuations in exchange rates and in selling prices. Sales from foreign operations climbed sharply over those of the prior year, while domestic sales were higher.

       Sales of the Company's blade and razor products were significantly higher than those of the prior year. This increase was attributable to geographic expansion, the continued growth of the Gillette Sensor, SensorExcel and Sensor for Women Shaving Systems, the Custom Plus disposable razor and the improving European currencies and economic conditions. Profits were considerably higher as domestic and most international markets offset the unfavorable effect of exchange fluctuations in Latin America.

       Sales of Braun products increased substantially over those of the prior year particularly in the major markets of Europe and Japan. The growth of new products, the success of the new Flex Integral shaver and the favorable response to the Braun Oral-B plaque remover and the Supervolume hairstyling appliance contributed to this sales increase. Profits were significantly higher, aided by an emphasis on sales of products with higher profit margins.

       Toiletries and cosmetics sales were well above those of the prior year. The increase was due to the continuing expansion of the Gillette Series male grooming line in Europe, the strong growth of clear gel deodorant/antiperspirant products in the United States and Europe, and the favorable acceptance of Satin Care female shaving gel. Sales and profits were unfavorably impacted by the devaluation of the Mexican Peso. Profits were below those of the prior year, as the impact of Jafra Mexico continued to offset significant gains in Europe and the United States.

       Sales of stationery products surpassed those of the prior year as gains in the United States, Europe and Asia-Pacific offset lower sales in Latin America due to unfavorable currency fluctuations in Brazil and Mexico. Profits were considerably higher due to the higher sales and lower product cost.

       Oral-B sales increased appreciably over those of the prior year, as the success of new products contributed to significant gains in international markets and a modest increase in the United States. Profits rose moderately as gains in domestic and most international markets offset declines in Europe.

       The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
   Period              Razors   Cosmetics      Products    Products   Products
   Nine Months 1995      39%       19%           13%         23%         6%
   Nine Months 1994      39%       20%           13%         21%         7%

   Gross profit was $3,052.0 million, an increase of $326.2 million, or 12%, from 1994. The gross profit percentage of sales was 63.5%, compared with 63.8% for the same period in 1994. The decrease is attributable to higher costs in Brazil, reflecting the lower devaluation of its currency. This is offset in Non-Operating Charges by substantially lower exchange losses.

   Selling, general and administrative expenses increased by $224.9 million, or 12%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 15% over those of the prior year. Spending on research and development increased 10%, while other marketing and administrative expenses increased 10%.

   Profit from operations was $989.1 million, up 11% from $887.8 million a year earlier. Profit from operations increased significantly in foreign operations and rose moderately in the United States.

   Net exchange losses were substantially lower than those of the prior year, due to the stablization of the Brazilian currency. The effective tax rate was lower for the nine-month period, while net interest expense was higher.

   Net income of $591.4 million increased 19%, compared with $498.4 million in 1994. Net income per common share of $1.33 increased 19% over the $1.12 reported a year earlier.

                                  * * * * * *


  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter and for the nine months were considerably higher than those of the corresponding periods of a year ago. Operating profits in the quarter were well above and for the nine months were significantly above those of last year.

  The International Group's sales in the quarter and for the nine months were sharply above those of last year. Profits in the quarter were considerably higher than, and for the nine months were well above, those of last year.

  Sales of the Diversified Group, which now include results of the Stationery Group, were notably higher in the quarter and for the nine months were substantially higher than those of the prior year. Profits for both periods increased sharply.

Financial Condition
  Net cash provided by operating activities for the nine months ended September 30, 1995, amounted to $573 million, compared with $453 million in the same period last year. The increase in 1995 was the result of higher net income and lower working capital requirements.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at September 30, 1995, amounted to $1.09 billion, compared with $1.04 billion at year-end 1994. The Company's current ratio at September 30, 1995, was 1.59, compared with 1.54 at December 31, 1994.

  Inventories rose $225 million, or 24%, over those at year end 1994. This increase is common in the third quarter in order to meet the anticipated fourth quarter sales demands.



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

                                     PAGE 10
Item 6 (a)     Exhibits

  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                   Nine Months Ended September 30
                                                     1995                  1994
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  591.4             $  498.4
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (3.5)                (3.5)
  Net income available to Common Shareholders.. $  587.9 $  494.9

  Average common shares outstanding............       443.3                442.2

  Reported net income per common share.........    $   1.33             $   1.12

Net Income Per Common Share-Assuming Full Dilution
  Net income available to Common Shareholders
    (As Above).................................  $  587.9             $  494.9
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       3.5                  3.5
  Deduct:  Add'l. ESOP Costs, net of tax benefit     (1.2)                (1.7)
  Adjusted Net Income available to common share-
    holders.................................... $  590.2 $  496.7

  Average common shares outstanding............       443.3                442.2
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.5                  6.6
        Net additional common shares upon
        exercise of stock options..............       5.6                  3.8
  Adjusted average common shares outstanding...    455.4   452.6

  Net income per common share -
    assuming full dilution.....................    $   1.30             $   1.10

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

                                             THE GILLETTE COMPANY
                                                 (Registrant)


THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
October 31, 1995




CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
October 31, l995