Form 10-K405
period 1995-12-31
GILLETTE CO
filed 1996-03-22
CIK 41499

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                            ------------------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of Gillette Common Stock held by non-affiliates as of March 1, 1996 was approximately $21,261,000,000.*

     The number of shares of Gillette Common Stock outstanding as of March 1, 1996 was 444,793,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into the 10-K Parts indicated:
                                 DOCUMENTS                                       10-K PARTS
                                 ---------                                       ----------
1. The Gillette Company 1995 Annual Report to Stockholders
   (the "1995 Annual Report")...............................................   Parts I and II
2. The Gillette Company 1996 Proxy Statement (The "1996 Proxy Statement")...   Part III

================================================================================
* This amount does not include the value of 160,405.0563 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

     A description of the Company and its businesses appears in the 1995 Annual Report on the inside front cover, at page 2, at pages 3 through 5 under the caption "Letter to Stockholders" and at page 45 under the caption "Principal Divisions and Subsidiaries," the texts of which are incorporated by reference. See also Item 7, "Management's Discussion".

BUSINESS SEGMENTS

     The approximate percentages of consolidated net sales and segment profit from operations during the last five years for each of the Company's business segments appear in the 1995 Annual Report at page 41 under the caption, "Business Segments," and are incorporated by reference.

     "Financial Information by Business Segment," and "Segment and Area Commentary" containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appear in the 1995 Annual Report at page 40 and are incorporated by reference.

     The Company's businesses range across several industry segments, including blades and razors, toiletries and cosmetics, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances and oral care products. Descriptions of those businesses appear in the 1995 Annual Report at pages 6 through 15, the text of which is incorporated by reference.

DISTRIBUTION

     In the Company's major markets, traditional Gillette product lines are sold to wholesalers, chain stores and large retailers and are resold to consumers primarily through food, drug, discount, stationery, tobacco and department stores. Jafra skin care products are sold to independent consultants and are resold to consumers, primarily at classes in the home. Waterman and Parker products are sold to wholesalers and retailers and are resold to consumers through fine jewelry, fine stationery and department stores, pen specialists and other retail outlets. Braun products are sold to wholesalers and retailers and are resold to consumers mainly through department, discount, catalogue and specialty stores. In many small Gillette and Braun markets, products are distributed through local distributors and sales agents. Oral-B products are marketed directly to dental professionals for distribution to patients and also are sold to wholesalers, chain stores and large retailers for resale to consumers through food, drug and discount stores, and in smaller markets, through local distributors and sales agents.

PATENTS

     Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in the toiletries and cosmetics, writing instruments, Braun and Oral-B business segments. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

TRADEMARKS

     In general, the Company's principal trademarks have been registered in the United States and throughout the world where the Company's products are sold. Gillette products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark "Gillette" is of principal importance to the Company. In addition, a number of other trademarks owned by the

Company and its subsidiaries have significant importance within their business segments. The Company's rights in these trademarks endure for as long as they are used or registered.

COMPETITION

     The blades and razors segment is marked by competition in product performance, innovation and price, as well as by competition in marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide are Warner-Lambert Company, with its Schick and, in North America and Europe, its Wilkinson Sword product lines, and Societe Bic S.A., a French company. Additional competition in the United States and in certain other markets is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands, as well as other private label suppliers. The toiletries and cosmetic segment is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other business segments of the Company. Competition in the stationery products segment, particularly in the writing instruments market, is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors including product performance, design and price, with price an especially important factor in the commercial sector. Competition in the electric shaver, small household, hair care and oral care appliances segments is based primarily on product performance, innovation and price, with numerous competitors in the small household and hair care appliances segments. Competition in the oral care product segment is focused on product performance, price and dental profession endorsement. Many of the Company's competitors are larger and have greater resources than the Company.

EMPLOYEES

     At year-end, Gillette employed approximately 33,500 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1995, research and development expenditures were $153.0 million, compared with $136.9 million in 1994 and $133.1 million in 1993.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:
                                                 1995                  1994                  1993
                                           ----------------     ------------------     ----------------
                                            NET                  NET                    NET
                                           SALES     PROFIT     SALES      PROFIT      SALES     PROFIT
                                           -----     ------     ------     -------     -----     ------
United States............................   30%       28%        32%        30%         33%       29%
Foreign..................................   70%       72%        68%        70%         67%       71%

     "Financial Information by Geographic Area" and "Segment and Area Commentary" containing information on net sales, profit from operations and identifiable assets for each of the last three years appear in the 1995 Annual Report under the same captions at page 40 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other important properties in the United States and abroad consisting of approximately 15,274,000 square feet of floor space, of which 70%, or about 10,652,000 square feet, is devoted to the Company's principal manufacturing operations. Additional premises, such as sales and administrative offices, research laboratories, and warehouse, distribution and other manufacturing facilities account for about 30% of Gillette's principal property holdings, or about 4,662,000 square feet. Gillette's executive offices are located in the Prudential Center, Boston, Massachusetts, where the Company holds a long-term lease covering approximately 318,000 square feet.

     In the United States, Gillette's principal manufacturing facilities consist of the following:
                                                                          APPROXIMATE
                                                                             AREA
     BUSINESS SEGMENT                      LOCATION                      (SQUARE FEET)
     ----------------                      --------                      -------------
     Blades and Razors                     Boston, Massachusetts           1,560,000
     Toiletries and Cosmetics              Andover, Massachusetts            593,000
                                           St. Paul, Minnesota               830,000
                                           Westlake Village,
                                           California                        150,000
     Stationery Products                   Santa Monica, California          320,000
                                           Janesville, Wisconsin             215,000
     Oral-B Products                       Iowa City, Iowa                   260,000
                                                                           ---------
               Total                                                       3,928,000
                                                                           =========

     Approximately 92% of these U.S. manufacturing facilities and the land they occupy are owned by Gillette. The Santa Monica property is leased in its entirety and 165,000 square feet of the St. Paul facility is located on leased land.

     Foreign manufacturing subsidiaries of Gillette, other than Braun and Oral-B, operate plants with an aggregate of approximately 4,083,000 square feet of floor space, about 85% of which is on land owned by Gillette. Many of the international facilities are engaged in the manufacture of products for two or more of the Company's major business segments.

     Braun's executive offices are located in Kronberg, Germany, and the locations and approximate areas of its principal manufacturing facilities are as follows:
                                                                  APPROXIMATE
                                                                      AREA
                                                                    (SQUARE
                       LOCATION                                      FEET)
                       --------                                  ------------
               Germany (3 facilities).............................  1,386,000
               Spain..............................................    410,000
               Ireland............................................    238,000
               Mexico.............................................    282,000
               France.............................................     28,000
               China..............................................     67,000
                                                                    ---------
                         Total....................................  2,411,000
                                                                    =========

     Approximately 87% of these facilities and 98% of the land they occupy are owned by Braun.

     Oral-B owns its executive office building in Belmont, California. In addition to its Iowa City plant, it owns or leases approximately 162,500 square feet of manufacturing facilities in two countries outside the United States.

     Miscellaneous manufacturing operations in North Chicago, Illinois and other locations account for approximately 70,000 square feet.

     The above facilities are in good repair, adequately meet the Company's needs and operate at reasonable levels of production capacity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 21,
1996 is set out below.
     NAME AND CURRENT POSITION                   FIVE-YEAR BUSINESS HISTORY              AGE
     -------------------------                   --------------------------              ---
Alfred M. Zeien                       Chairman of the Board and Chief Executive Officer  66
  Chairman of the Board and Chief     since February 1991; President and Chief
  Executive Officer                   Operating Officer, January 1991 - February 1991;
                                      Vice Chairman of the Board,
                                      International/Diversified Operations, November
                                      1987 - January 1991

Michael C. Hawley                     President and Chief Operating Officer since April  58
  President and Chief Operating       1995; Executive Vice President, International
  Officer                             Group, December 1993 - March 1995; President,
                                      Oral-B Laboratories, Inc., May 1989 - November
                                      1993

Joseph E. Mullaney                    Vice Chairman of the Board since November 1990     62
  Vice Chairman of the Board

Robert G. King                        Executive Vice President, International Group      50
  Executive Vice President            since April 1995; Group Vice President - Latin
                                      America, March 1991 - March 1995; General
                                      Manager, Gillette de Mexico S.A. de C.V., June
                                      1990 - February 1991

Jacques Lagarde                       Executive Vice President, Diversified Group since  57
  Executive Vice President            October 1993; Vice President, February 1990 -
                                      September 1993; Chairman, Board of Management,
                                      Braun AG, February 1990 - September 1993

Joel P. Davis                         Senior Vice President, Corporate Planning and      50
  Senior Vice President               Development since April 1995; Vice President and
                                      President, Stationery Products Group, December
                                      1987 - March 1995

Robert E. DiCenso                     Senior Vice President, Personnel and               55
  Senior Vice President               Administration, since July 1994; Vice President,
                                      Investor Relations, January 1993 - July 1994;
                                      Vice President, Finance, Planning and
                                      Administration, Diversified Group, July 1988 -
                                      December 1992

Thomas F. Skelly                      Senior Vice President, Finance since May 1980      62
  Senior Vice President

Charles W. Cramb                      Vice President and Controller since July 1995;     49
  Vice President and Controller       Vice President, Finance, Planning and
                                      Administration, Diversified Group, October 1992 -
                                      June 1995; Vice President, Finance and Strategic
                                      Planning, North Atlantic Group, January 1990 -
                                      September 1992

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item appears in the 1995 Annual Report at page 48 under the caption "common stock" and at page 41 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of March 1, 1996, the record date for the 1996 Annual Meeting, there were 38,867 Gillette stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1995 Annual Report at pages 42 and 43 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1995 Annual Report at pages 24 through 26 under the caption, "Management's Discussion," and is incorporated by reference.

CAUTIONARY STATEMENT

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

     - the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close;

     - vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by the Company;

     - the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction;

     - the costs and effects of unanticipated legal and administrative proceedings;

     - the impacts of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure;

     - historically, over two-thirds of the Company's sales having been made outside the United States, making forward-looking statements more difficult; and

     - the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette
Company and Subsidiary Companies appear in the 1995 Annual Report at the pages indicated below and are incorporated by reference.

   (1)  Independent Auditor's Report......................................  Page 27
   (2)  Consolidated Statement of Income and Earnings Reinvested in the
        Business for the Years Ended December 31, 1995, 1994 and 1993.....  Page 28
   (3)  Consolidated Balance Sheet at December 31, 1995 and 1994..........  Page 29
   (4)  Consolidated Statement of Cash Flows for the Years Ended December
        31, 1995, 1994 and 1993...........................................  Page 30
   (5)  Notes to Consolidated Financial Statements........................  Pages 31
                                                                         through 40
   (6)  Quarterly Financial Information...................................  Page 41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 1996 proxy Statement at pages 2 through 4 and at page 7 under the caption "Certain Transactions with Directors and Officers", the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1996 Proxy Statement at page 8 under the caption "Compensation of Directors", at page 13 under the caption "Incentive Payment and Award" and at pages 13 through 16 under the caption "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1996 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Certain Beneficial Owners and Management" and at page 13 under the caption "Incentive Payment and Award" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 1996 Proxy Statement at page 8 under the captions "Certain Transactions with Directors and Officers" and "Compensation of Directors" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1995 Annual Report at the pages indicated below and are incorporated into Part II by reference.

    (1) Independent Auditor's Report......................................  Page 27
    (2) Consolidated Statement of Income and Earnings Reinvested in the
        Business for the Years Ended December 31, 1995, 1994 and 1993.....  Page 28
    (3) Consolidated Balance Sheet at December 31, 1995 and 1994..........  Page 29
    (4) Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993..................................  Page 30
    (5) Notes to Consolidated Financial Statements........................  Pages 31
                                                                           through 40

SCHEDULES

     The following schedule appears at page 13 of this report:

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

   (d)  Renewed Rights Agreement dated as of December 14, 1995 between The Gillette
        Company and The First National Bank of Boston, filed as Exhibit 4 to The
        Gillette Company Current Report on Form 8-K, dated December 18, 1995,
        Commission File No. I-911, incorporated by reference herein.

   (e)  Certificate of Designation of the Series C ESOP Convertible Preferred Stock
        of The Gillette Company, dated January 17, 1990, filed as Exhibit 4(e) to
        The Gillette Company Annual Report on Form 10-K for the year ended December
        31, 1989, Commission File No. I-922, incorporated by reference herein.

   (f) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit
        3(i) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 1995, Commission File No. I-922, incorporated by reference herein.

   (g)  Instruments relating to long-term debt.
        Multi-year Credit agreement dated as of June 21, 1994 among The Gillette
        Company and a group of United States and international banks, filed as
        Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1994.

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

        Form of $150,000,000 and $50,000,000 5.75% notes due October 15, 2005, issued pursuant to Registration Statement No. 33-50303 of The Gillette
        Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit
        4.1 to Registration Statement No. 3354974 of The Gillette Company, as
        amended May 14, 1993 and June 24, 1993, filed as part of Exhibit 4(f) to
        The Gillette Company Annual Report on Form 10-K for the year ended December
        31, 1993, incorporated by reference herein.
        (Others not filed, but the registrant agrees to file a copy of such instruments upon the request of the Securities and Exchange Commission.)

    10  Material Contracts

  *(a)  The Gillette Company 1971 Stock Option Plan, as amended, filed as Exhibit
        10(a) to The Gillette Company Annual Report on Form 10-K for the year ended
        December 31, 1994, incorporated by reference herein.

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

  *(l) Description of agreement between The Gillette Company and Robert J. Murray effective January 1, 1996, filed herewith.

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

  *(p)  The Gillette Company Supplemental Retirement Plan, as amended and restated
        June 16, 1994, filed as Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1994, incorporated by reference herein.

  *(q) The Gillette Company Supplemental Savings Plan, as amended and restated effective July 1, 1993, filed as Exhibit 10(r) to The Gillette Company
        Annual Report on Form 10-K for the year ended December 31, 1994, incorporated by reference herein.

    11  Computation of per share earnings, filed herewith.

    12 Computation of the ratios of current assets to current liabilities for the years 1995, 1994 and 1993, filed herewith.

    13 Portions of the 1995 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

    22  List of subsidiaries of The Gillette Company, filed herewith.

    23  Independent Auditors' Consent, filed herewith.

    24  Power of Attorney, filed herewith.

    27  Financial Data Schedule (not considered to be filed).

---------------

* Filed pursuant to Item 14(c).

B.  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on December 18, 1995 in connection with a Renewed Rights Agreement dated as of December 14, 1995 between the Company and The First National Bank of Boston.

OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following Registration Statements of the registrant on Form S-8 (1) No. 33-27916, filed April 10, 1989, and amended thereafter, which incorporates by reference therein Registration Statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710, and all amendments thereto, all relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan and 1974 Stock Purchase Plan and on Form S-7 No. 2-41016 relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (2) No. 33-9495, filed October 20, 1986, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (3) No. 2-93230, filed September 12, 1984, and all amendments thereto, relating to shares and plan interests in the Oral B Laboratories Savings Plan; (4) No. 33-56218, filed December 23, 1992, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (5) No. 33-52465, filed March 1, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Global Employee Stock Ownership Plan; (6) No. 33-53257, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Outside Director's Stock Ownership Plan; (7) No. 33-53258, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (8) No. 33-59125, filed May 5, 1995, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; and (9) No. 33-63707 filed October 26, 1995, and all amendments thereto, relating to shares and plan interests in the Parker Pen 401(K) Plan.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

     Under date of January 23, 1996, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income and earnings reinvested in the business and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed on page 13 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 23, 1996

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             (MILLIONS OF DOLLARS)

                                                            ADDITIONS         DEDUCTIONS
                                                      ---------------------   ----------
                                           BALANCE     CHARGED                  LOSSES      BALANCE
                                             AT          TO        CHARGED     CHARGED        AT
                                          BEGINNING    PROFIT        TO           TO        END OF
               DESCRIPTION                 OF YEAR    AND LOSS      OTHER      RESERVES      YEAR
               -----------                ---------   --------     --------    --------     -------
1995
  Reserves deducted from assets:
     Receivables.........................   $52.1       $27.4       $ .8*       $ 21.1       $59.2
                                            =====       =====       =====       ======       =====
1994
  Reserves deducted from assets:
     Receivables.........................   $45.9       $22.8       $--         $ 16.6       $52.1
                                            =====       =====       =====       ======       =====
1993
  Reserves deducted from assets:
     Receivables.........................   $41.8       $18.0       $2.5*       $ 16.4       $45.9
                                            =====       =====       =====       ======       =====

* Acquisition balances

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE GILLETTE COMPANY
                                              (Registrant)

                                                      THOMAS F. SKELLY
                                            By________________________________
                                                      Thomas F. Skelly
                                              Senior Vice President and Chief
                                                     Financial Officer
Date: March 21, 1996

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                      DATE
                 ----------                                  -----                      ----
            *  ALFRED M. ZEIEN                        Chairman of the Board         March 21, 1996
_________________________________________        of Directors, Chief Executive
               Alfred M. Zeien                        Officer and Director

           *  MICHAEL C. HAWLEY                    President, Chief Operating
_________________________________________             Officer and Director
              Michael C. Hawley

          *  JOSEPH E. MULLANEY                  Vice Chairman of the Board and     March 21, 1996
_________________________________________                   Director
             Joseph E. Mullaney

            THOMAS F. SKELLY                       Senior Vice President and        March 21, 1996
_________________________________________           Chief Financial Officer
              Thomas F. Skelly

           *  CHARLES W. CRAMB                          Vice President,             March 21, 1996
_________________________________________           Controller and Principal
              Charles W. Cramb                         Accounting Officer

           *  WARREN E. BUFFETT                             Director                March 21, 1996
_________________________________________
              Warren E. Buffett

            *  WILBUR H. GANTZ                              Director                March 21, 1996
_________________________________________
               Wilbur H. Gantz

           *  MICHAEL B. GIFFORD                            Director                March 21, 1996
_________________________________________
             Michael B. Gifford

            *  CAROL R. GOLDBERG                            Director                March 21, 1996
_________________________________________
              Carol R. Goldberg

           *  HERBERT H. JACOBI                             Director                March 21, 1996
_________________________________________
              Herbert H. Jacobi

         *  RICHARD R.  PIVIROTTO                           Director                March 21, 1996
_________________________________________
            Richard R. Pivirotto

             *  JUAN M. STETA                               Director                March 21, 1996
_________________________________________
                Juan M. Steta

        *  ALEXANDER B. TROWBRIDGE                          Director                March 21, 1996
_________________________________________
           Alexander B. Trowbridge

           *  JOSEPH F. TURLEY                              Director                March 21, 1996
_________________________________________
              Joseph F. Turley

                                                      THOMAS F. SKELLY
                                            By__________________________________
                                                       Thomas F. Skelly
                                                     as Attorney-In-Fact