Form 10-Q
period 1996-03-31
GILLETTE CO
filed 1996-05-10
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996                Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1996  . . . . . . . . . . . . . . . . 444,947,649

                                  PAGE 1
                      PART I.  FINANCIAL INFORMATION

              THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
             (Millions of dollars, except per share amounts)

                               (Unaudited)
                                                    Three Months Ended
                                                         March 31
                                                     1996        1995
Net Sales........................................ $1,676.9   $1,536.0
Cost of Sales....................................   612.3       567.5
    Gross Profit................................. 1,064.6       968.5

Selling, General and Administrative expenses.....   690.0       639.4
    Profit from operations.......................   374.6       329.1

Non-operating Charges (Income):
  Interest income................................   (1.9)       (1.6)
  Interest expense...............................    14.3        13.2
  Exchange.......................................     3.1         2.1
  Other charges - net............................    (1.5)        6.5
                                                     14.0        20.2
    Income before Income Taxes ..................   360.6       308.9

Income Taxes.....................................   130.7       112.8

    Net Income...................................   229.9       196.1

Preferred Stock dividends, net of tax benefit....     1.2         1.2

Net Income Available to Common Stockholders...... $  228.7 $  194.9

Net Income per Common Share......................  $    .51    $    .44

Dividends declared per common share..............       -          -

Average number of common shares outstanding
  (thousands)                                       444,692     443,025


1995 per share amounts and average number of shares outstanding have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.

See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                      March 31     December 31
                                                        1996            1995
Current Assets:
    Cash and cash equivalents.................... $   53.7       $   47.9
    Short-term investments, at cost, which
       approximates market value.................      8.3            1.6
    Receivables, less allowances of $56.4
        ($59.2 at 12/31/95)......................  1,487.3        1,659.5
    Inventories:
        Raw materials and supplies...............    239.8          231.8
        Work in process..........................    128.5          127.3
        Finished goods...........................    726.0          676.0
          Total Inventories......................  1,094.3        1,035.1
    Deferred Income Taxes........................    201.9          220.2
    Prepaid expenses.............................    133.3          140.2
          Total Current Assets...................  2,978.8        3,104.5

Property, Plant and Equipment, at cost...........  3,296.3        3,261.5
        Less accumulated depreciation............  1,649.3        1,624.6
          Net Property, Plant and Equipment......  1,647.0        1,636.9


Intangible Assets, less accumulated amortization   1,214.1        1,221.4
Other Assets.....................................    425.9          377.5

                                                $6,265.8 $6,340.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                     March 31     December 31
                                                       1996          1995
Current Liabilities:
    Loans payable................................   $  421.6     $  576.2
    Current portion of long-term debt............       25.8         26.5
    Accounts payable.............................      373.3        400.3
    Accrued liabilities..........................      659.0        806.3
    Dividends payable............................           -        66.7
    Income taxes.................................      300.9        248.0
       Total Current Liabilities.................    1,780.6      2,124.0

Long-Term Debt...................................      686.6        691.1
Deferred Income Taxes............................       80.1         72.7
Other Long-Term Liabilities......................      951.3        919.2
Minority Interest................................       22.6         20.0

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1996,
      160,115 shares; 1995, 160,701 shares.......       96.5         96.9
    Unearned ESOP Compensation...................     (34.3)       (34.3)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1996, 560,178,567 shares;
              1995, 559,718,438 shares...........      560.2        559.7
    Additional paid-in capital...................       35.5         31.1
    Earnings reinvested in the business..........    3,611.4      3,382.7
    Cumulative foreign currency
      translation adjustments....................    (479.1)      (477.0)
    Treasury stock, at cost:
    1996, 115,230,918 shares;l995, 115,254,353 shares (1,045.6) (1,045.8)
        Total Stockholders' Equity...............    2,744.6      2,513.3

                                                  $6,265.8 $6,340.3




See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       1996          1995
Operating Activities
    Net income                                      $  229.9    $  196.1
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    72.3         55.5
      Other                                           (8.0)        (3.1)
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           161.6        149.0
        Inventories                                  (69.9)       (33.0)
        Accounts payable and accrued liabilities    (165.1)      (123.7)
        Other working capital items                    74.7         68.0
        Other non-current assets and liabilities       38.8       (17.9)
          Net cash provided by operating activities   334.3        290.9
Investing Activities
    Additions to property, plant & equipment         (84.8)       (62.6)
    Disposals of property, plant & equipment            6.1          3.4
    Acquisition of businesses, less cash acquired    (17.4)       (16.3)
    Other                                            (10.8)          2.1
          Net cash used in investing activities     (106.9)       (73.4)
Financing Activities
    Proceeds from exercise of stock option and
      purchase plans                                    4.7          2.9
    Decrease in long-term debt                        (4.8)        (4.2)
    Decrease in loans payable                       (151.5)      (133.7)
    Dividends paid                                   (67.8)       (56.6)
          Net cash used in financing activities     (219.4)      (191.6)
Effect of Exchange Rate Changes on Cash               (2.2)         (.5)

Increase in Cash and Cash Equivalents                   5.8         25.4
Cash and Cash Equivalents at Beginning of Year         47.9         43.8

Cash and Cash Equivalents at End of Quarter      $   53.7 $   69.2
Supplemental disclosure of cash paid for:
    Interest                                       $   15.3     $   12.1
    Income taxes                                   $   25.3     $   20.6
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $   17.4     $   16.3
    Cash paid                                            17.4         16.3
      Liabilities assumed                            $     -      $     -

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1995 annual report to stockholders, which contains, at pages 28 through 40, financial statements and the notes thereto.

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

Realignment Plan
In the fourth quarter of 1993, the Company established a reserve for a realignment plan resulting in a 1993 fourth quarter charge to profit from operations of $262.6 million ($164.1 million after taxes, or $.37 per share).

The realignment reserve included costs that are classified into two major categories as follows:
  1. Costs associated with the closure and disposal of major manufacturing facilities in all business segments, due principally to excess manufacturing capacity caused by falling global trade barriers. Through March 31, 1996, $68.3 million has been charged against the original reserve of $72.0 million.
  2. Costs associated with organizational realignment and related work force reductions to improve the Company's competitive positioning of its business and adaptation to the continuing trend of more open world trade. Through March 31, 1996, $180.4 million has been charged against the original reserve of $190.6 million.

      Through March 31, 1996, 2,304 positions were eliminated. All realignment projects have been implemented, and activities are ongoing in 1996.

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

   Three Months 1996 versus 1995
   Sales for the quarter ended March 31, 1996, were $1.68 billion, a 9% increase over the same quarter of the prior year. This gain reflected a 7% increase from volume and new products and a 2% favorable combined effect of fluctuations in exchange rates and in selling prices. Profit from operations was $374.6 million, up 14% from $329.1 million reported in the first quarter of 1995. Net income of $229.9 million increased 17% compared with $196.1 million a year earlier. Net income per common share of $.51 gained 16% over the $.44 reported a year earlier. Sales of domestic operations increased significantly over those of the prior year. Sales in foreign operations grew modestly as sharp increases in AMEE markets, which include Africa, Middle East, Eastern Europe and India, were partially offset by declines in Latin America due to the sluggish economic environment.

   Led by strong growth in the United States and AMEE markets, sales of the Company's blade and razor products were well above those of the prior year, and profits were substantially higher. These increases reflect the continued growth of the Gillette Sensor franchise, including SensorExcel and Sensor for Women as well as the Custom Plus disposable razor.

   Sales of Braun products were well above those of the prior year particularly in the United States, which reflected the first time inclusion of the electronic infrared ear thermometers from the acquisition of Thermoscan Inc. Growth without Thermoscan was moderate as the ongoing favorable response to new products was partly offset by shortfalls in Japan. Profits were appreciably higher, due primarily to sales of products with higher profit margins.

   Toiletries and cosmetics sales were considerably higher than those of the prior year. The continuing expansion of the Gillette Series male grooming line, the growth of clear gel deodorant/antiperspirant products, the success of Satin Care female shaving gel and introduction of several new products resulted in growth for all major markets. Jafra sales continue to be adversely affected by economic conditions in Mexico. Total segment profits were sharply lower due to the negative impact of Jafra Mexico and the higher promotional spending to support new products.

   Sales and profits of stationery products surpassed those of the prior year, due principally to increases in the United States, Asia-Pacific and AMEE, which were somewhat offset by shortfalls in Europe and Latin America.

   Oral-B sales in the first quarter rose sharply over those of 1995, due to increasing market share in the United States and the success of new products in most major markets. Profits were well above those of the prior year, due to sales of these higher margined new products and lower product costs.

                       Blades   Toiletries
                       &            &         Stationery    Braun      Oral-B
   Period              Razors   Cosmetics      Products    Products   Products
   Three Months 1996    35%        17%           12%         29%         7%
   Three Months 1995    36%        17%           13%         28%         6%

   Gross profit was $1,064.6 million, an increase of $96.1 million, or 10%, from 1995. The gross profit percentage of sales was 63.5%, compared with 63.1% for the same period in 1995. The increase is attributable to the sales of products with higher profit margins and the favorable impact of cost savings programs.

   Selling, general and administrative expenses increased by $50.6 million, or 8%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 11% over those of the prior year. Spending on research and development increased 18%, while other marketing and administrative expenses increased 5%.

   Profit from operations was $374.6 million, up 14% from $329.1 million a year earlier. Profit from operations increased significantly in the United States and was higher in foreign operations.

   Net exchange losses and net interest expense were somewhat higher in the quarter, while the effective tax rate was slightly lower.

   Net income of $229.9 million increased 17%, compared with $196.1 million in 1995. Net income per common share of $.51 increased 16% over the $.44 reported a year earlier.

                                  * * * * * *


  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales and Profit from Operations of the North Atlantic Group in the quarter were considerably higher than those of the corresponding periods of a year ago.

  The International Group's sales for the three months were well above those of last year. Profits in the quarter were significantly higher than those of last year.

  Sales of the Diversified Group were notably higher than those of the prior year. Profits were substantially higher.

                                    PAGE 8
Financial Condition
  Net cash provided by operating activities for the three months ended
  March 31, 1996, amounted to $334 million, compared with $291 million in the same period last year. The increase in 1996 was due primarily to higher net income.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at March 31, 1996, amounted to $1.10 billion, compared with $1.28 billion at year-end 1995. The Company's current ratio at March 31, 1996, was 1.67, compared with 1.46 at December 31, 1995.

                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
  The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations, or liquidity of the Company.

Item 4.  Vote of Security Holders
  At its Annual Meeting on April 18, 1996, the stockholders of The Gillette Company took the following actions:

  1. Elected the following four directors for terms to expire at the 1999 Annual Meeting of Stockholders, with votes as indicated opposite each director's name and with no abstentions or broker nonvotes:
                                           FOR             WITHHELD
             Warren E. Buffett         378,620,107        3,791,480
             Michael B. Gifford        378,503,749        3,907,838
             Carol R. Goldberg         378,494,011        3,917,576
             Joseph E. Mullaney        378,678,773        3,732,814

  2. Approved the appointment by the Board of Directors of KPMG Peat Marwick LLP as auditors for the year 1996. The vote was 379,880,731 for and 1,569,628 against the proposal, with 961,228 abstentions and no broker nonvotes.

  3.  Did not approve a stockholder proposal regarding animal tests.

      The vote was 282,607,413 against and 20,902,059 for the proposal, with 21,005,448 abstentions and 57,896,667 broker nonvotes.

Item 5.  Other Information
  At its meeting on April 18, 1996, the Board of Directors authorized the Company to purchase from 10 million to 15 million shares of its common stock over a three-to-four year period in the open market or in privately negotiated transactions.

  Reference is made to the section titled "Cautionary Statement" under
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference.

                                      PAGE 9
Item 6 (a)     Exhibits

  Exhibits 10(a) and 10(b)
    364-Day and Multi-Year Credit Agreements dated as of April 30, 1996, among The Gillette Company and a group of domestic and foreign banks, filed herewith.

  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                    Three Months Ended March 31
                                                     1996                  1995
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  229.9             $  196.1
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (1.2)                (1.2)
  Net Income available to Common Shareholders.. $  228.7 $  194.9

  Average common shares outstanding............       444.7                443.0

  Reported net income per common share.........    $    .51             $    .44

Net Income Per Common Share-Assuming Full Dilution
  Net Income available to Common Shareholders
    (As Above).................................  $  228.7             $  194.9
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       1.2                  1.2
  Deduct:  Add'l. ESOP Costs, net of tax benefit      (.4)                 (.5)
  Adjusted Net Income available to Common Share-
    holders.................................... $  229.5 $  195.6

  Average common shares outstanding............       444.7                443.0
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.4                  6.5
        Net additional common shares upon
        exercise of stock options..............       5.7                  4.6
  Adjusted average common shares outstanding...    456.8   454.1

  Net Income per Common Share -
    assuming full dilution.....................    $    .50             $    .43

1995 per share amounts and average number of shares outstanding have been restated to give effect to the two-for-one stock split effected as a 100% common stock dividend to holders of record on June 1, 1995.


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

                                             THE GILLETTE COMPANY
                                                 (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller,
Duly Authorized Officer and Principal Accounting Officer
May 10, 1996