Form 10-Q
period 1996-06-30
GILLETTE CO
filed 1996-08-01
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                 Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1996   . . . . . . . . . . . . . . . . 445,473,548

                                               PAGE 1
                                   PART I.  FINANCIAL INFORMATION

                            THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED STATEMENT OF INCOME
                           (Millions of dollars, except per share amounts)

                                             (Unaudited)
                                                    Three Months Ended       Six Months Ended
                                                         June 30                 June 30
                                                     1996        1995        1996        1995
Net Sales........................................ $1,745.7   $1,601.0    $3,422.6   $3,137.0
Cost of Sales....................................   629.3       574.8     1,241.6    1,142.3
    Gross Profit................................. 1,116.4     1,026.2     2,181.0    1,994.7

Selling, General and Administrative expenses.....   747.0       704.3     1,437.0    1,343.7
    Profit from operations.......................   369.4       321.9       744.0      651.0

Non-operating Charges (Income):
  Interest income................................   (1.9)       (3.1)       (3.8)      (4.7)
  Interest expense...............................    13.2        14.2        27.5       27.4
  Exchange.......................................     2.7         4.9         5.8        7.0
  Other charges - net............................     2.0         1.9          .5        8.4
                                                     16.0        17.9        30.0       38.1
    Income before Income Taxes ..................   353.4       304.0       714.0      612.9

Income Taxes.....................................   128.1       110.9       258.8      223.7

    Net Income...................................   225.3       193.1       455.2      389.2

Preferred Stock dividends, net of tax benefit....     1.1         1.1         2.3        2.3

Net Income Available to Common Stockholders...... $  224.2 $  192.0 $  452.9 $  386.9

Net Income per Common Share......................  $    .51    $    .43    $   1.02   $    .87

Dividends declared per common share..............       .18         .15         .18        .15

Average number of common shares outstanding
  (thousands)                                       445,147     443,278     444,915    443,151


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)

                                  (Unaudited)


                                                      June 30       December 31
                                                        1996            1995
Current Assets:
    Cash and cash equivalents.................... $   55.1       $   47.9
    Short-term investments, at cost, which
       approximates market value.................      1.9            1.6
    Receivables, less allowances of $47.0
        ($59.2 at 12/31/95)......................  1,467.4        1,659.5
    Inventories:
        Raw materials and supplies...............    247.9          231.8
        Work in process..........................    122.9          127.3
        Finished goods...........................    822.4          676.0
          Total Inventories......................  1,193.2        1,035.1
    Deferred Income Taxes........................    191.3          220.2
    Prepaid expenses.............................    145.8          140.2
          Total Current Assets...................  3,054.7        3,104.5

Property, Plant and Equipment, at cost...........  3,332.0        3,261.5
        Less accumulated depreciation............  1,658.5        1,624.6
          Net Property, Plant and Equipment......  1,673.5        1,636.9


Intangible Assets, less accumulated amortization   1,216.6        1,221.4
Other Assets.....................................    457.2          377.5

                                                $6,402.0 $6,340.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)

                                  (Unaudited)

                                                     June 30      December 31
                                                       1996          1995
Current Liabilities:
    Loans payable................................   $  569.1     $  576.2
    Current portion of long-term debt............       19.6         26.5
    Accounts payable.............................      311.8        400.3
    Accrued liabilities..........................      605.1        806.3
    Dividends payable............................           -        66.7
    Income taxes.................................      300.9        248.0
       Total Current Liabilities.................    1,806.5      2,124.0

Long-Term Debt...................................      683.0        691.1
Deferred Income Taxes............................       61.8         72.7
Other Long-Term Liabilities......................      950.3        919.2
Minority Interest................................       23.2         20.0

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1996,
      159,470 shares; 1995, 160,701 shares.......       96.1         96.9
    Unearned ESOP Compensation...................     (29.8)       (34.3)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1996, 560,874,056 shares;
              1995, 559,718,438 shares...........      560.9        559.7
    Additional paid-in capital...................       45.3         31.1
    Earnings reinvested in the business..........    3,755.5      3,382.7
    Cumulative foreign currency
      translation adjustments....................    (495.0)      (477.0)
    Treasury stock, at cost:
    1996, 115,400,508 shares;l995, 115,254,353 shares (1,055.8) (1,045.8)
        Total Stockholders' Equity...............    2,877.2      2,513.3

                                                  $6,402.0 $6,340.3




See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                        Six Months Ended
                                                             June 30
                                                       1996          1995
Operating Activities
    Net income                                      $  455.2    $  389.2
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   138.9        112.9
      Other                                          (11.6)           .7
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           167.2        119.4
        Inventories                                 (180.2)      (130.8)
        Accounts payable and accrued liabilities    (269.1)      (230.3)
        Other working capital items                    62.4         50.4
        Other non-current assets and liabilities     (10.8)         27.0
          Net cash provided by operating activities   352.0        338.5
Investing Activities
    Additions to property, plant & equipment        (201.4)      (147.1)
    Disposals of property, plant & equipment           28.9         13.0
    Acquisition of businesses, less cash acquired    (17.4)       (16.4)
    Other                                             (2.2)        (1.4)
          Net cash used in investing activities     (192.1)      (151.9)
Financing Activities
    Purchase of treasury stock                       (10.5)            -
    Proceeds from exercise of stock option and
      purchase plans                                   15.8          6.4
    Decrease in long-term debt                        (9.0)        (9.2)
    Increase (decrease) in loans payable                3.7       (42.5)
    Dividends paid                                  (149.1)      (124.2)
          Net cash used in financing activities     (149.1)      (169.5)
Effect of Exchange Rate Changes on Cash               (3.6)          1.0

Increase in Cash and Cash Equivalents                   7.2         18.1
Cash and Cash Equivalents at Beginning of Year         47.9         43.8

Cash and Cash Equivalents at End of Quarter      $   55.1 $   61.9
Supplemental disclosure of cash paid for:
    Interest                                       $   29.1     $   28.2
    Income taxes                                     $  160.5   $  118.6
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $   17.4     $   16.4
    Cash paid                                            17.4         16.4
      Liabilities assumed                            $     -      $     -

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1995 annual report to stockholders, which contains, at pages 28 through 40, financial statements and the notes thereto, which is incorporated by reference in the registrant's annual report on Form 10-K for the year ended December 31, 1995.

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

The realignment reserve included costs that are classified into two major categories as follows:
  1. Costs associated with the closure and disposal of major manufacturing facilities in all business segments, due principally to excess manufacturing capacity caused by falling global trade barriers. Through June 30, 1996, $68.4 million has been charged against the original reserve of $72.0 million.
  2. Costs associated with organizational realignment and related work force reductions to improve the Company's competitive positioning of its business and adaptation to the continuing trend of more open world trade. Through June 30, 1996, $184.8 million has been charged against the original reserve of $190.6 million.

      Through June 30, 1996, 2,316 positions were eliminated. All realignment projects have been implemented, and activities are ongoing in 1996.

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
   In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

   Second Quarter 1996 versus 1995
   Sales for the quarter ended June 30, 1996, were $1.75 billion, a 9% increase over the same quarter of the prior year. This gain was due directly to a 9% increase from volume and new products. Profit from operations was $369.4 million, up 15% from $321.9 million reported in the second quarter of 1995. Net income of $225.3 million increased 17%, compared with $193.1 million a year earlier. Net income per common share of $.51 gained 19% over the $.43 reported a year earlier. Sales of domestic operations increased substantially over those of the prior year. Sales in foreign operations were higher, as sharp increases in AMEE markets, which include Africa, Middle East, Eastern Europe and India, combined with higher sales in Latin America were partially offset by the sluggish economic environments of some key European markets and Japan.

   Led by substantial growth in the United States and AMEE markets, sales of the Company's blade and razor products were well above those of the prior year, and profits were sharply higher. These increases reflect the continued growth of the Gillette Sensor franchise, including SensorExcel and SensorExcel for Women, as well as the CustomPlus disposable razor.

   Sales of Braun products were considerably higher than those of the prior year, particularly in the United States. U.S. sales reflect the inclusion of the electronic infrared ear thermometers from the acquisition of Thermoscan Inc.in November, 1995. Excluding Thermoscan, sales were relatively unchanged, as the ongoing favorable response to new products was impacted by difficult economic environments in Japan, Germany and Italy. Profits were well above those of the prior year, due primarily to increases in the United States.

   Toiletries and cosmetics sales were notably higher and profits were sharply above those of the prior year due to growth in most major markets. These increases reflect the continuing expansion of the Gillette Series male grooming line, the growth of clear gel deodorant/antiperspirant products, the success of Satin Care female shaving gel and new products, resulting in growth for all major markets. While showing improvement over the prior year, Jafra sales continue to be adversely affected by economic conditions in Mexico.

   Sales of stationery products matched those of the prior year, as increases in the United States, Asia-Pacific and AMEE were somewhat offset by shortfalls in Europe and Latin America. Profits were significantly higher, due to lower product costs and savings associated with the integration of Parker.

   Oral-B sales in the second quarter rose substantially over those of 1995, due to increases in the United States, Latin America and other major markets. This is attributable to the success of new products combined with the favorable impact of the PRO oral care business, which was acquired in the third quarter of 1995. Profits rose sharply, due to sales of higher margined new products and lower operating expenses.

                                    PAGE 7
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   Six Months 1996 versus 1995
   Sales for the six months ended June 30, 1996, were $3.42 billion, a 9% increase over the $3.14 billion reported in the same period of the prior year. This gain reflected an 8% increase from volume and new products and a 1% favorable net effect of higher selling prices, partially offset by unfavorable exchange. Domestic sales increased substantially. Sales from foreign operations were moderately higher, paced by significant growth in AMEE markets, while sales in Europe and Latin America were virtually unchanged.

   Sales of the Company's blade and razor products were well above those of 1995, due to sharp increases in the United States and AMEE markets, which more than offset lower sales in Latin America. These increases reflect the continued growth of the Gillette Sensor franchise and geographic expansion. Profits were substantially higher.

   Sales of Braun products were well above those of the prior year due primarily to increases in the United States. Sales in 1996 include electronic infrared ear thermometers. Sales in foreign markets were slightly higher, although impacted by difficult economic conditions in Germany, Italy and Japan. Profits were considerably higher, benefiting from sales of products with higher profit margins.

   Toiletries and cosmetic sales were considerably higher than those in 1995. The increase was due to the continuing expansion of the Gillette Series male grooming line, the continuing growth of clear gel deodorant/antiperspirant products and Satin Care female shaving gel, and favorable responses to new products like White Rain Body Wash. Although starting to show improvement, Jafra sales continue to be negatively impacted by economic conditions in Mexico. Segment profits were virtually unchanged from those of the prior year, due to higher promotional spending for new products and the impact of Jafra Mexico.

   Sales of stationery products rose slightly, as increases in the United States and AMEE offset declines in Europe and Latin America. Profits were considerably higher.

   Oral-B sales were significantly higher than those of the prior year. This gain was paced by the success of new products in most major markets and the favorable effect of the PRO oral care business. Profits were substantially higher, due to increases in the United States, which offset declines in

   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
   Period              Razors   Cosmetics      Products    Products   Products
   Six Months 1996      38%        19%           12%         24%         7%
   Six Months 1995      38%        18%           13%         24%         7%

   Gross profit was $2,181.0 million, an increase of $186.3 million, or 9%, from 1995. The gross profit percentage of sales was 63.7%, compared with 63.6% for the same period in 1995.

  Selling, general and administrative expenses increased by $93.3 million, or 7%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 11% over those of the prior year. Spending on research and development increased 15%, while other expenses increased 3%.

  Profit from operations was $744.0 million, up 14% from $651.0 million a year earlier. Profit from operations increased significantly in the United States and was higher in foreign operations.

  Net interest expense was slightly higher in the six months, while net exchange losses and the effective tax rate were lower.

  Net income of $455.2 million increased 17%, compared with $389.2 million in 1995. Net income per common share of $1.02 increased 17% over the $.87 reported a year earlier.

                                  * * * * * *


  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter were well above and for the six months considerably higher, than those of the corresponding periods of a year ago. Operating profits in the quarter and for the six months were considerably above those of last year.

  The International Group's sales for the quarter and for the six months were well above those of last year. Profits in the quarter were well above and for the six months were significantly higher than those of last year.

  Sales of the Diversified Group in the quarter and for the six months were notably higher than those of the prior year. Profits were substantially higher in both periods.


Financial Condition
  Net cash provided by operating activities for the six months ended
  June 30, 1996, amounted to $352 million, compared with $339 million in the same period last year.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at June 30, 1996, amounted to $1.23 billion, compared with $1.28 billion at year-end 1995. The Company's current ratio at June 30, 1996, was 1.69, compared with 1.46 at December 31, 1995.

                                    PAGE 9
                         PART II.   OTHER INFORMATION

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

Item 5.  Other Information

  Reference is made to the section titled "Cautionary Statement" under Item 7. Management's Discussion and analysis of Financial condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated by reference.

                                     PAGE 10
Item 6 (a)     Exhibits



  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                      Six Months Ended June 30
                                                     1996                  1995
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  455.2             $  389.2
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (2.3)                (2.3)
  Net Income available to Common Shareholders.. $  452.9 $  386.9

  Average common shares outstanding............       444.9                443.2

  Reported net income per common share.........    $   1.02             $    .87

Net Income Per Common Share-Assuming Full Dilution
  Net Income available to Common Shareholders
    (As Above).................................  $  452.9             $  386.9
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       2.3                  2.3
  Deduct:  Add'l. ESOP Costs, net of tax benefit      (.5)                 (.8)
  Adjusted Net Income available to Common Share-
    holders.................................... $  454.7 $  388.4

  Average common shares outstanding............       444.9                443.2
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.4                  6.5
        Net additional common shares upon
        exercise of stock options..............       6.1                  5.0
  Adjusted average common shares outstanding...    457.4   454.7

  Net Income per Common Share -
    assuming full dilution.....................    $    .99             $    .85



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

                                             THE GILLETTE COMPANY
                                                 (Registrant)






THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
August 1, 1996





CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
August 1, 1996