Form 10-Q
period 1996-09-30
GILLETTE CO
filed 1996-10-30
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996               Commission File Number 1-922


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


Title of each class


Common Stock, $1.00 par value

Shares Outstanding September 30, 1996 . . . . . . . . . . . . . . . 445,983,335

                                               PAGE 1
                                   PART I.  FINANCIAL INFORMATION

                            THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED STATEMENT OF INCOME
                           (Millions of dollars, except per share amounts)

                                             (Unaudited)
                                                    Three Months Ended      Nine Months Ended
                                                       September 30            September 30
                                                     1996        1995        1996        1995
Net Sales........................................ $1,803.3   $1,669.8    $5,225.9   $4,806.8
Cost of Sales....................................   648.4       612.5     1,890.0    1,754.8
    Gross Profit................................. 1,154.9     1,057.3     3,335.9    3,052.0

Selling, General and Administrative expenses.....   760.2       719.2     2,197.2    2,062.9
    Profit from operations.......................   394.7       338.1     1,138.7      989.1

Non-operating Charges (Income):
  Interest income................................   (1.8)       (2.6)       (5.6)      (7.3)
  Interest expense...............................    14.3        15.3        41.8       42.7
  Exchange.......................................     3.2         5.9         9.0       12.9
  Other charges - net............................      .1         1.0          .6        9.4
                                                     15.8        19.6        45.8       57.7
    Income before Income Taxes ..................   378.9       318.5     1,092.9      931.4

Income Taxes.....................................   137.4       116.3       396.2      340.0

    Net Income...................................   241.5       202.2       696.7      591.4

Preferred Stock dividends, net of tax benefit....     1.2         1.2         3.5        3.5

Net Income Available to Common Stockholders...... $  240.3 $  201.0 $  693.2 $  587.9

Net Income per Common Share......................  $    .54    $    .46    $   1.56   $   1.33

Dividends declared per common share..............       .18         .15         .36        .30

Average number of common shares outstanding
  (thousands)                                       445,718     443,577     445,181    443,294


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                             (Millions of dollars)



                                                    September 30    December 31
                                                        1996            1995
                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents.................... $   63.7        $   47.9
    Short-term investments, at cost, which
       approximates market value.................      4.4             1.6
    Receivables, less allowances of $41.0
        ($59.2 at 12/31/95)......................  1,539.1         1,659.5
    Inventories:
        Raw materials and supplies...............    240.2           231.8
        Work in process..........................    131.4           127.3
        Finished goods...........................    874.2           676.0
          Total Inventories......................  1,245.8         1,035.1
    Deferred Income Taxes........................    205.0           220.2
    Prepaid expenses.............................    147.3           140.2
          Total Current Assets...................  3,205.3         3,104.5

Property, Plant and Equipment, at cost...........  3,461.1         3,261.5
        Less accumulated depreciation............  1,686.6         1,624.6
          Net Property, Plant and Equipment......  1,774.5         1,636.9


Intangible Assets, less accumulated amortization   1,216.6         1,221.4
Other Assets.....................................    445.0           377.5

                                                $6,641.4 $6,340.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)


                                                   September 30   December 31
                                                       1996          1995
                                                    (Unaudited)
Current Liabilities:
    Loans payable................................   $  587.6     $  576.2
    Current portion of long-term debt............       17.0         26.5
    Accounts payable.............................      308.5        400.3
    Accrued liabilities..........................      670.7        806.3
    Dividends payable............................           -        66.7
    Income taxes.................................      318.4        248.0
       Total Current Liabilities.................    1,902.2      2,124.0

Long-Term Debt...................................      681.8        691.1
Deferred Income Taxes............................       52.3         72.7
Other Long-Term Liabilities......................      935.8        919.2
Minority Interest................................       27.4         20.0

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1996,
      158,900 shares; 1995, 160,701 shares.......       95.8         96.9
    Unearned ESOP Compensation...................     (29.8)       (34.3)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1996, 561,376,027 shares;
              1995, 559,718,438 shares...........      561.4        559.7
    Additional paid-in capital...................       54.3         31.1
    Earnings reinvested in the business..........    3,915.6      3,382.7
    Cumulative foreign currency
      translation adjustments....................    (498.8)      (477.0)
    Treasury stock, at cost:
    1996, 115,392,692 shares;l995, 115,254,353 shares (1,056.6) (1,045.8)
        Total Stockholders' Equity...............    3,041.9      2,513.3

                                                  $6,641.4 $6,340.3




See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                       Nine Months Ended
                                                          September 30
                                                       1996          1995
Operating Activities
    Net income                                      $  696.7    $  591.4
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   210.1        173.8
      Other                                          (11.9)        (2.2)
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                            91.0        107.8
        Inventories                                 (238.4)      (226.4)
        Accounts payable and accrued liabilities    (205.8)      (100.1)
        Other working capital items                    59.5         14.4
        Other non-current assets and liabilities     (10.9)         14.6
          Net cash provided by operating activities   590.3        573.3
Investing Activities
    Additions to property, plant & equipment        (367.9)      (251.6)
    Disposals of property, plant & equipment           34.3         18.2
    Acquisition of businesses, less cash acquired    (20.5)      (149.8)
    Other                                             (9.5)          3.9
          Net cash used in investing activities     (363.6)      (379.3)
Financing Activities
    Purchase of treasury stock                       (11.4)            -
    Proceeds from exercise of stock option and
      purchase plans                                   24.0         11.5
    Decrease in long-term debt                      (163.3)       (14.2)
    Increase in loans payable                         177.0         24.4
    Dividends paid                                  (230.5)      (191.9)
          Net cash used in financing activities     (204.2)      (170.2)
Effect of Exchange Rate Changes on Cash               (6.7)         (.3)

Increase in Cash and Cash Equivalents                  15.8         23.5
Cash and Cash Equivalents at Beginning of Year         47.9         43.8

Cash and Cash Equivalents at End of Quarter      $   63.7 $   67.3
Supplemental disclosure of cash paid for:
    Interest                                       $   43.3     $   46.8
    Income taxes                                     $  231.2   $  175.6
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $   24.0     $  154.8
    Cash paid                                            20.5        150.0
      Liabilities assumed                            $    3.5     $    4.8

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

The realignment reserve included costs associated with the closure and disposal of manufactuing facilities and related work force reductions. As of September 30, 1996, realignment activities were virtually completed, and the reserve has been fully utilized against realignment activities.

                                    PAGE 6
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
Results of Operations
  In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

  Third Quarter 1996 versus 1995
  Sales for the quarter ended September 30, 1996, were $1.80 billion, an increase of 8% over the same quarter of the prior year. This growth was due to a 9% increase from volume and new products and a 1% decrease from the combined effect of unfavorable exchange rates partly offset by higher selling prices. Profit from operations was $394.7 million, up 17% from $338.1 million reported in 1995. Net income of $241.5 million increased 19%, compared with $202.2 million reported in the third quarter of 1995. Net income per common share of $.54 rose 17% over the $.46 reported a year earlier.

  Sales of domestic operations increased significantly over those of the prior year. Sales in foreign operations increased modestly, as strong growth in AMEE markets, which include Africa, Middle East, Eastern Europe and India, combined with higher sales in Latin America, were partially offset by the continued sluggish economic environment of key European markets and Japan.

  Sales of blade and razor products were well above those of the prior year, and profits were considerably higher, paced by sharp increases in the United States and AMEE markets. These increases reflect the continued growth and expansion of the Gillette Sensor franchise, including Sensor Excel and Sensor Excel for Women, along with the Custom Plus disposable razor.

  Braun product sales were modestly higher than those of 1995 due to significant increases in the United States. U.S. sales include those of the electronic infrared ear thermometers from the acquisition of Thermoscan, Inc., in November, 1995. Without Thermoscan, sales were virtually unchanged from a year ago as the continued favorable response to new products was adversely impacted by the economic environments in the key markets of Japan, Germany and Italy. Profits were notably higher than those of the prior year due to sales of products with higher profit margins and lower operating expenses.

  Sales of toiletries and cosmetics products were considerably higher and profits were significantly higher than those of last year due to growth in most major markets. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female shaving gel, the growth of clear gel deodorant/antiperspirant products, and new products all contributed to this increase. Jafra sales continued to improve over the prior year in Mexico, where economic conditions are showing signs of stabilizing.

  Stationery products sales were well above those of the prior year, as increases in the United States and AMEE markets were partially offset by shortfalls in Europe and Latin America. Profits were sharply higher, due to lower product costs and operating expenses.

  Sales and profits of Oral-B products were significantly higher than those of 1995, due to increases in the United States, Latin America and other major markets. The success of new products, plus the favorable impact of the PRO oral care business that was acquired in the third quarter of 1995, and lower operating expenses contributed to these gains.

                                    PAGE 7
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Nine Months 1996 versus 1995
  Sales for the nine months ended September 30, 1996, were $5.23 billion, an increase of 9% over the $4.81 billion reported in 1995. This gain is attributable to the increase from volume and new products as the effect of pricing offset unfavorable exchange. Sales in the United States were sharply higher. Sales in foreign operations were somewhat higher, paced by substantial growth in AMEE markets, while sales changed little in Europe and increased slightly in Latin America.

  Sales of blade and razor products were well above those for the prior year due to substantial increases in the United States and AMEE markets. This gain is attributable to the continued growth of the Gillette Sensor franchise and geographic expansion. Profits were significantly higher.

  Braun product sales exceeded those of the prior year, due primarily to significant increases in the United States. Sales in 1996 include electronic infrared ear thermometers. Sales in foreign markets were level with those of the prior year due to the continued unfavorable impact of economic conditions in Germany, Italy and Japan. Profits were notably higher, due primarily to sales of products with higher profit margins.

  Sales of toiletries and cosmetic products were appreciably higher than those of the prior year reflecting gains in all geographic areas. The gain was due to the continuing expansion of the Gillette Series male grooming line, the growth of clear gel deodorant/antiperspirant products and Satin Care female shaving gel. Jafra sales in Mexico matched those of the prior year as economic conditions have stablilized. Segment profits were sharply higher due to increases in the United States and AMEE markets.

  Sales of stationery products grew modestly, as increases in the United States more than offset declines in Europe and Latin America. Profits were considerably higher as sales of products with higher product margins and lower operating expenses offset higher promotional spending.

  Sales of Oral-B products were substantially higher than those of 1995 due to significant increases in major geographic locations except Europe, which was virtually unchanged. This gain was attributable to the success of new products and the favorable impact of the PRO oral care business acquired in 1995. Profits were sharply higher, due primarily to increases in the United

   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                       Blades   Toiletries
                         &          &         Stationery    Braun      Oral-B
   Period              Razors   Cosmetics      Products    Products   Products
   Nine Months 1996     39%        19%           12%         23%         7%
   Nine Months 1995     39%        19%           13%         23%         6%

   Gross profit was $3,335.9 million, an increase of $283.9 million, or 9%, from 1995. The gross profit percentage of sales was 63.8%, compared with 63.5% for the same period in 1995.

  Selling, general and administrative expenses increased by $134.3 million, or 7%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 10% over those of the prior year. Spending on research and development increased 14%, while other expenses increased 3%.

  Profit from operations was $1,138.7 million, up 15% from $989.1 million a year earlier. Profit from operations increased significantly in the United States and was higher in foreign operations.

  Net interest expense was slightly higher in the nine months, while net exchange losses and the effective tax rate were lower.

  Net income of $696.7 million increased 18%, compared with $591.4 million in 1995. Net income per common share of $1.56 increased 17% over the $1.33 reported a year earlier.

                                  * * * * * *


  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the North Atlantic Group in the quarter were well above and for the nine months considerably higher, than those of the corresponding periods of a year ago. Operating profits in the quarter and for the nine months were significantly above those of last year.

  The International Group's sales for the quarter were considerably above and for the nine months were well above those of last year. Profits in the quarter were slightly above and for the nine months were considerably higher than those of last year.

  Sales of the Diversified Group in the quarter and for the nine months were well above those of the prior year. Profits were substantially higher in both periods.


Financial Condition
  Net cash provided by operating activities for the nine months ended September 30, 1996, amounted to $590 million, compared with $573 million in the same period last year.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at September 30, 1996, amounted to $1.23 billion, compared with $1.28 billion at year-end 1995. The Company's current ratio at September 30, 1996, was 1.69, compared with 1.46 at December 31, 1995.

Proposed Merger with Duracell International Inc.
  On September 12, 1996, the Company announced that it had signed an agreement to merge with Duracell International Inc., subject to the approval of Gillette and Duracell stockholders and certain customary conditions. Under terms of this agreement, Gillette will issue .904 share of Gillette common stock for each share of Duracell common stock or approximately 108 million primary shares in total. Gillette will assume some 6.7 million Duracell options which will be converted to Gillette stock at the exchange ratio of .904. The transaction is intended to be a tax-free exchange of shares and to qualify for pooling accounting treatment. Subject to obtaining approval by stockholders of both companies and satisfaction of the customary conditions, the Merger is expected to be effective by year end. Affiliates of Kohlberg Kravis Roberts & Co. L.P. which own 41.1 million shares of Duracell representing 34% of its outstanding shares have agreed to vote in favor of the Merger.

  For the fiscal year ended June 30, 1996, Duracell had revenues of $2,290 million and net income of $244.7 million. For additional information relating to the proposed acquisition of Duracell see the Company's Form 8-K filed on September 16, 1996, which is incorporated herein by reference.


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

Item 5.  Other Information

  Forward-Looking Statements
  Forward-looking statements made or incorporated by reference herein are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. The following are some of the factors that could cause actual results to differ materially from those in the forward-looking statements: the pattern of sales, including variations in sales volume within a period, which makes forward-looking statements about sales and earnings difficult and may result in variances of actual results from those contained in statements made at any time prior to the period's close; vigorous competition within Gillette's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by Gillette; the reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction; the costs and effects of unanticipated legal and administrative proceedings; the impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure; the fact that, historically, over two-thirds of Gillette's sales have been made outside the United States, making forward-looking statements more difficult; and the possibility of one or more of the global markets in which Gillette competes being impacted by variations in political, economic or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which Gillette has no control.

                                     PAGE 10
Item 6 (a)     Exhibits



  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                   Nine Months Ended September 30
                                                     1996                  1995
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  696.7             $  591.4
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (3.5)                (3.5)
  Net Income available to Common Shareholders.. $  693.2 $  587.9

  Average common shares outstanding............       445.2                443.3

  Reported net income per common share.........    $   1.56             $   1.33

Net Income Per Common Share-Assuming Full Dilution
  Net Income available to Common Shareholders
    (As Above).................................  $  693.2             $  587.9
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       3.5                  3.5
  Deduct:  Add'l. ESOP Costs, net of tax benefit      (.6)                (1.2)
  Adjusted Net Income available to Common Share-
    holders.................................... $  696.1 $  590.2

  Average common shares outstanding............       445.2                443.3
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.4                  6.5
        Net additional common shares upon
        exercise of stock options..............       7.2                  5.6
  Adjusted average common shares outstanding...    458.8   455.4

  Net Income per Common Share -
    assuming full dilution.....................    $   1.52             $   1.30



  Exhibit 27  Financial Data Schedule filed herewith.

Item 6 (b).  Reports on Form 8-K

  On September 16, 1996, the Company filed a current report on Form 8-K with respect to its agreement to merge with Duracell International Inc.

                                    PAGE 11
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)






THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
October 30, 1996





CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
October 30, 1996