Form 10-K405
period 1996-12-31
GILLETTE CO
filed 1997-03-21
CIK 41499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922
                              THE GILLETTE COMPANY
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           INCORPORATED IN DELAWARE                             04-1366970
         ---------------------------                           ------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
        PRUDENTIAL TOWER BUILDING, BOSTON, MASSACHUSETTS        02199
      ----------------------------------------------------     -------
                                                                (ZIP
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            617-421-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                       WHICH REGISTERED
-------------------------------------    -------------------------------------
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

     The aggregate market value of Gillette Common Stock held by non-affiliates as of February 28, 1997 was approximately $37,424,000,000.*

     The number of shares of Gillette Common Stock outstanding as of February 28, 1997 was 556,920,066.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into the 10-K as indicated:

                                 DOCUMENTS                                       10-K PARTS
----------------------------------------------------------------------------   ---------------
1. The Gillette Company 1996 Annual Report to Stockholders
   (the "1996 Annual Report")...............................................   Parts I and II
2. The Gillette Company 1997 Proxy Statement (The "1997 Proxy Statement")...   Part III

================================================================================
* This amount does not include the value of 157,643 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

     A description of the Company and its businesses appears in the 1996 Annual Report on the inside front cover, at page 2, at pages 3 through 5 under the caption "Letter to Stockholders" and at pages 42 and 43 under the caption "Principal Divisions and Subsidiaries," the texts of which are incorporated by reference. See also Item 7, "Management's Discussion" at page 5 of this report.

BUSINESS SEGMENTS

     The approximate percentages of consolidated net sales and segment profit from operations during the last five years for each of the Company's business segments appear in the 1996 Annual Report at page 39 under the caption, "Business Segments," and are incorporated by reference.

     "Financial Information by Business Segment," and "Segment and Area Commentary" containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appear in the 1996 Annual Report at page 38 and are incorporated by reference.

     The Company's businesses range across several industry segments, including blades and razors, toiletries and cosmetics, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances, oral care products and alkaline batteries for consumer products. Descriptions of those businesses appear in the 1996 Annual Report at pages 6 through 19, the text of which is incorporated by reference.

DISTRIBUTION

     In the Company's major geographic markets, traditional Gillette product lines, Duracell batteries and Oral-B products are sold to wholesalers, chain stores and large retailers and are resold to consumers primarily through food, drug, discount stationery, hardware, toy, tobacco and department stores. Jafra skin care products are sold to independent consultants and are resold to consumers, primarily at classes in the home and office. Waterman and Parker products are sold to wholesalers and retailers and are resold to consumers through fine jewelry, fine stationery and department stores, pen specialists and other retail outlets. Braun products are sold to wholesalers and retailers and are resold to consumers mainly through department, discount, catalogue and specialty stores. Oral-B products are marketed directly to dental professionals for distribution to patients as well as through standard distribution channels. In many small Gillette, Duracell, Braun and Oral-B markets, products are distributed through local distributors and sales agents.

PATENTS

     Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in the toiletries and cosmetics, stationery products, Duracell, Braun, and Oral-B business segments. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

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

COMPETITION

     The blades and razors segment is marked by competition in new technology, as well as by competition in price, marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide are Warner-Lambert Company, with its Schick and, in North America and Europe, its Wilkinson Sword product lines, and Societe Bic S.A., a French company. Additional competition in the United States and in certain other markets is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands, as well as other private label suppliers. The toiletries and cosmetics segment is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other business segments of the Company. Competition in the stationery products segment, particularly in the writing instruments market, is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors including product performance, design and price, with price an especially important factor in the commercial sector. Competition in the Braun products markets is based primarily on product performance, innovation and price, with numerous competitors in the small household and hair care appliances segments. Competition in the Oral-B products markets is focused on product performance, price and dental profession endorsement. The Duracell products markets are marked by competition in product performance, innovation and price and in marketing, advertising and promotion to retail outlets and to consumers. Many of the Company's competitors are larger and have greater resources than the Company.

EMPLOYEES

     At year-end, Gillette employed approximately 44,100 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1996, research and development expenditures were $204 million, compared with $187 million in 1995 and $169 million in 1994.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:

                                                       1996                 1995                 1994
                                                 ----------------     ----------------     ----------------
                                                  NET                  NET                  NET
                                                 SALES     PROFIT     SALES     PROFIT     SALES     PROFIT
                                                 -----     ------     -----     ------     -----     ------
United States..................................    37%       41%        35%       37%        36%       38%
Foreign........................................    63%       59%        65%       63%        64%       62%

     "Financial Information by Geographic Area" and "Segment and Area Commentary" containing information on net sales, profit from operations and identifiable assets for each of the last three years appear in the 1996 Annual Report under the same captions at page 38 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. The Company's executive offices are located in the Prudential

Center, Boston, Massachusetts where it holds a long term lease. The following table sets forth the Company's principal manufacturing plants:

                 BUSINESS SEGMENT                  LOCATION             OWNED/LEASED
          ------------------------------  --------------------------   --------------
          Blades & Razors                 Boston, MA (US)                  Owned
                                          Isleworth, UK                    Owned
                                          Berlin, Germany                  Owned
                                          Shanghai, China*                 Leased
                                          Naucalli, Mexico*                Owned
                                          Manaus, Brazil*                  Owned
          Toiletries & Cosmetics          St. Paul, MN (US)             Owned/Leased
                                          Andover, MA (US)                 Owned
          Stationery                      Santa Monica, CA (US)            Leased
                                          Saint Herblain, France        Owned/Leased
          Braun                           Kronberg, Germany             Owned/Leased
                                          Barcelona, Spain              Owned/Leased
                                          Walldurn, Germany                Owned
                                          Mexico City, Mexico           Owned/Leased
                                          Marktheidenfeld, Germany         Owned
          Oral-B                          Iowa City, IA (US)               Owned
          Duracell                        Aarschot, Belgium                Owned
                                          Cleveland, TN (US)               Leased
                                          Lancaster, SC (US)               Owned
                                          LaGrange, GA (US)                Owned
                                          Port Elizabeth, S. Africa        Owned

The above facilities are in good repair, adequately meet the Company's needs and operate at reasonable levels of production capacity.
---------------

* Engaged in the manufacture of products for two or more business segments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on December 30, 1996 to approve the issuance of shares of Gillette common stock, $1.00 par value, pursuant to an Agreement and Plan of Merger, dated as of September 12, 1996 among the Company, Alaska Acquisition Corp., a wholly owned subsidiary of the Company, and Duracell International Inc. 323,349,108 votes were cast for the issuance, 1,235,153 votes were cast against and 1,997,133 votes abstained.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 20, 1997 is set out below.

     NAME AND CURRENT POSITION                   FIVE-YEAR BUSINESS HISTORY              AGE
------------------------------------  -------------------------------------------------  ---
Alfred M. Zeien                       Chairman of the Board and Chief Executive Officer  67
  Chairman of the Board and Chief     since February 1991
  Executive Officer
Michael C. Hawley                     President and Chief Operating Officer since April  59
  President and Chief Operating       1995; Executive Vice President, International
  Officer                             Group, December 1993 - March 1995; President,
                                      Oral-B Laboratories, Inc., May 1989 - November
                                      1993
Joseph E. Mullaney                    Vice Chairman of the Board since November 1990     63
  Vice Chairman of the Board
Edward F. DeGraan                     Executive Vice President, Duracell North Atlantic  53
  Executive Vice President            Group since January 1997; Senior Vice President,
                                      Manufacturing and Technical Operations, Gillette
                                      North Atlantic Group, May 1991 - December 1996
Robert G. King                        Executive Vice President, Gillette North Atlantic  51
  Executive Vice President            Group since February 1997; Executive Vice
                                      President, International Group, April 1995 -
                                      January 1997; Group Vice President - Latin
                                      America, March 1991 - March 1995
Jacques Lagarde                       Executive Vice President, Diversified Group since  58
  Executive Vice President            October 1993; Vice President, February 1990 -
                                      September 1993; Chairman, Board of Management,
                                      Braun AG, February 1990 - September 1993
Jorgen Wedel                          Executive Vice President, International Group      48
  Executive Vice President            since February 1997; President, Oral-B
                                      Laboratories, Inc., November 1993 - January 1997;
                                      Group General Manager, Braun North America,
                                      November 1991 - October 1993
Joel P. Davis                         Senior Vice President, Corporate Planning and      51
  Senior Vice President               Development since April 1995; Vice President and
                                      President, Stationery Products Group, December
                                      1987 - March 1995
Robert E. DiCenso                     Senior Vice President, Personnel and               56
  Senior Vice President               Administration, since July 1994; Vice President,
                                      Investor Relations, January 1993 - July 1994;
                                      Vice President, Finance, Planning and
                                      Administration, Diversified Group, July 1988 -
                                      December 1992
Thomas F. Skelly                      Senior Vice President, Finance since May 1980      63
  Senior Vice President
Charles W. Cramb                      Vice President and Controller since July 1995;     50
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item appears in the 1996 Annual Report at page 45 under the caption "common stock" and at page 39 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of February 28, 1997, the record date for the 1997 Annual Meeting, there were 55,746 Gillette stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1996 Annual Report at pages 40 and 41 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1996 Annual Report at pages 20 through 22 under the caption, "Management's Discussion," and is incorporated by reference.

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

     - historically, almost two-thirds of the Company's sales having been made outside the United States, making forward-looking statements more difficult; and

     - the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 1996 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report......................................  Page 23
(2)  Consolidated Statement of Income and Earnings Reinvested in the
     Business for the Years Ended December 31, 1996, 1995 and 1994.....  Page 24
(3)  Consolidated Balance Sheet at December 31, 1996 and 1995..........  Page 25
(4)  Consolidated Statement of Cash Flows for the Years Ended December
     31, 1996, 1995 and 1994...........................................  Page 26
(5)  Notes to Consolidated Financial Statements........................  Pages 27
                                                                         through 38
(6)  Quarterly Financial Information...................................  Page 39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 1997 Proxy Statement at pages 2 through 4 and at pages 7 and 8 under the caption "Certain Transactions with Directors and Officers", the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1997 Proxy Statement at pages 8 and 9 under the caption "Compensation of Directors", at page 14 under the caption "Incentive Payment and Award" and at pages 14 through 17 under the caption "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1997 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 1997 Proxy Statement at pages 7 through 9 under the captions "Certain Transactions with Directors and Officers" and "Compensation of Directors" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1996 Annual Report at the pages indicated below and are incorporated into Part II by reference.

 (1) Independent Auditor's Report......................................  Page 23
 (2) Consolidated Statement of Income and Earnings Reinvested in the
     Business for the Years Ended December 31, 1996, 1995 and 1994.....  Page 24
 (3) Consolidated Balance Sheet at December 31, 1996 and 1995..........  Page 25
 (4) Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994..................................  Page 26
 (5) Notes to Consolidated Financial Statements........................  Pages 27
                                                                         through 38

SCHEDULES

     The following schedule appears at page 12 of this report:

          II.  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are either not required or not applicable.

EXHIBITS

  3(a)  Composite Certificate of Incorporation of The Gillette Company, as amended, filed as Exhibit 3(a) to The Gillette Company Annual Report on Form 10-K
        for the year ended December 31, 1989, Commission File No. I-922, incorporated by reference herein.
   (b)  The Bylaws of The Gillette Company, as amended April 15, 1993, filed as
        Exhibit 3(b) to The Gillette Company Quarterly Report on Form 10-Q for the
        period ended March 31, 1993, incorporated by reference herein.
     4  Instruments Defining the Rights of Security Holders, Including Indentures.
   (a)  Specimen of form of certificate representing ownership of The Gillette
        Company Common Stock, $1.00 par value, effective December 10, 1996, filed herewith.
   (b)  Form of Certificate of Designation, Preferences and Rights of Series A
        Junior Participating Preferred Stock of the Gillette Company filed as
        Exhibit A to Exhibit 1 to The Gillette Company Current Report on Form 8-K,
        dated December 30, 1985, Commission File No. I-911, incorporated by reference herein.
   (c)  Amendment to Certificate of Designations, Preferences and Rights of Series
        A Junior Participating Preferred Stock dated December 9, 1996, filed herewith.
   (d)  Renewed Rights Agreement dated as of December 14, 1995 between The Gillette
        Company and The First National Bank of Boston, filed as Exhibit 4 to The
        Gillette Company Current Report on Form 8-K, dated December 18, 1995,
        Commission File No. I-911, incorporated by reference herein.
   (e)  Certificate of Designation of the Series C ESOP Convertible Preferred Stock
        of The Gillette Company, dated January 17, 1990, filed as Exhibit 4(e) to
        The Gillette Company Annual Report on Form 10-K for the year ended December
        31, 1989, Commission File No. I-922, incorporated by reference herein.

   (f)  Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit
        3(i) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 1995, Commission File No. 1-922, incorporated by reference herein.
   (g)  Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to
        Registration Statement No. 33-54974 of The Gillette Company, filed November
        24, 1992, as amended May 14, 1993 and June 24, 1993 and the Trust Indenture
        filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The
        Gillette Company Annual Report on Form 10-K for the year ended December 31,
        1993, Commission File No. 1-922, incorporated by reference herein.
   (h)  Form of $150,000,000 and $50,000,000 5.75% notes due October 15, 2005, issued pursuant to Registration Statement No. 33-50303 of The Gillette
        Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit
        4.1 to Registration Statement No. 3354974 of The Gillette Company, as
        amended May 14, 1993 and June 24, 1993, filed as part of Exhibit 4(f) to
        The Gillette Company Annual Report on Form 10-K for the year ended December
        31, 1993, Commission File No. 1-922, incorporated by reference herein.
    10  Material Contracts
  *(a)  The Gillette Company 1971 Stock Option Plan, as amended (subject to stockholder approval at the April 17, 1997 annual meeting), filed as
        Appendix A to the 1997 Proxy Statement, Commission File No. 1-922,
        incorporated by reference herein.
  *(b)  The Gillette Company Stock Equivalent Unit Plan, as amended (subject to stockholder approval at the April 17, 1997 annual meeting), filed as
        Appendix B to the 1997 Proxy Statement, Commission File No. 1-922,
        incorporated by reference herein.
  *(c)  The Gillette Company Incentive Bonus Plan, as amended, filed as Exhibit
        10(c) to The Gillette Company Annual Report on Form 10-K for the year ended
        December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  *(d)  Description of The Gillette Company Executive Life Insurance Program, filed as Exhibit 10(d) to The Gillette Company Annual Report on Form 10-K for the
        year ended December 31, 1991, Commission File No. 1-922, incorporated by reference herein.
   (e)  Directors and Officers and Company Reimbursement Indemnity Insurance and
        Pension and Welfare Fund Fiduciary Responsibility Insurance policy, filed herewith.
  *(f)  Description of Conversion of Outside Directors' Vested Pension Benefit into
        Deferred Stock Units, filed herewith.
  *(g)  The Gillette Company Deferred Compensation Plan for Outside Directors,
        filed herewith.
  *(h)  Description of severance pay and benefit arrangements for employees in the event of a change in control, filed as Exhibit 10(j) to The Gillette
        Company Annual Report on Form 10-K for the year ending December 31, 1989,
        Commission File No. 1-922, incorporated by reference herein.
   (i)  Letter Agreement, dated July 20, 1989, between The Gillette Company and
        Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company
        Current Report on Form
        8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.
  *(j)  Description of agreement between The Gillette Company and Robert J. Murray effective January 1, 1996, filed as Exhibit 10(l) to The Gillette Company
        Annual Report on Form 10-K for the year ending December 31, 1995,
        Commission File No. 1-922, incorporated by reference herein.
  *(k)  Description of The Gillette Company Estate Preservation Plan, filed as
        Exhibit 10(n) to The Gillette Company Annual Report on Form 10-K for the
        year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  *(l)  Description of The Gillette Company Estate Planning Program, filed as
        Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the
        year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.

  *(m)  The Gillette Company Supplemental Retirement Plan, as amended and restated
        June 16, 1994, filed as Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No.
        1-922, incorporated by reference herein.
  *(n)  The Gillette Company Supplemental Savings Plan, as amended, filed herewith.
   (o)  364-Day and Multi-year Credit Agreements dated as of December 20, 1996 among The Gillette Company, Morgan Guaranty Trust Company of New York, as
        agent, and a syndicate of domestic and foreign banks, filed herewith.
   (p)  Agreement and Plan of Merger dated as of September 12, 1996, by and among
        The Gillette Company, Alaska Acquisition Corp. and Duracell International
        Inc., filed as Exhibit 2.1 to The Gillette Company Current Report on Form
        8-K filed September 16, 1996, Commission File No. 1-922, incorporated by reference herein.
   (q)  Stockholders Agreement dated as of September 12, 1996 among The Gillette
        Company, KKR Partners II, L.P. and DI Associates, L.P., filed as Exhibit
        10.1 to The Gillette Company Current Report on Form 8-K filed September 16,
        1996, Commission File No. 1-922, incorporated by reference herein.
   (r)  Registration Rights Agreement dated as of September 12, 1996 among The
        Gillette Company, KKR Partners II, L.P. and DI Associates, L.P., filed as
        Exhibit 10.2 to The Gillette Company Current Report on Form 8-K filed
        September 16, 1996, Commission File No. 1-922, incorporated by reference herein.
    11  Computation of per share earnings, filed herewith.
    12  Computation of the ratios of current assets to current liabilities for the years 1996, 1995 and 1994, filed herewith.
    13  Portions of the 1996 Annual Report to Stockholders of The Gillette Company
        incorporated by reference in this Form 10-K, filed herewith.
    22  List of subsidiaries of The Gillette Company, filed herewith.
    23  Independent Auditors' Consent, filed herewith.
    24  Power of Attorney, filed herewith.
    27  Financial Data Schedule (not considered to be filed).

---------------

* Filed pursuant to Item 14(c).

B.  REPORTS ON FORM 8-K

     December 20, 1996. Announcement of various management changes in connection with the proposed merger with Duracell International Inc.

     December 31, 1996. Announcement that the necessary actions to permit the merger with Duracell International Inc. to be completed had been taken by the stockholders of Gillette and Duracell at special meetings held on December 30, 1996.

OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following Registration Statements of the registrant on Form S-8 (1) No. 33-27916, filed April 10, 1989, and amended thereafter, which incorporates by reference therein Registration Statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710, and all amendments thereto, all relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan and 1974 Stock Purchase Plan and on Form S-7 No. 2-41016 relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (2) No. 33-9495, filed October 20, 1986, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (3) No. 2-93230, filed September 12, 1984, and all amendments thereto, relating to shares and plan interests in the

Oral B Laboratories Savings Plan; (4) No. 33-56218, filed December 23, 1992, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (5) No. 33-52465, filed March 1, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Global Employee Stock Ownership Plan; (6) No. 33-53257, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Outside Director's Stock Ownership Plan; (7) No. 33-53258, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (8) No. 33-59125, filed May 5, 1995, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (9) No. 33-63707 filed October 26, 1995, and all amendments thereto, relating to shares and plan interests in the Parker Pen 401(K) Plan; and (10) No. 333-19133 filed December 31, 1996, and all amendments thereto, relating to shares issuable and deliverable under the Duracell Shares Plan and Stock Option Plan for Key Employees of Duracell International Inc. and Subsidiaries.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

     Under date of January 30, 1997, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income and earnings reinvested in the business and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed on page 12 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 30, 1997

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (MILLIONS OF DOLLARS)

                                                                    ADDITIONS         DEDUCTIONS
                                                              ---------------------   ----------
                                                   BALANCE     CHARGED                  LOSSES      BALANCE
                                                     AT          TO        CHARGED     CHARGED        AT
                                                  BEGINNING    PROFIT        TO           TO        END OF
                   DESCRIPTION                     OF YEAR    AND LOSS      OTHER      RESERVES      YEAR
------------------------------------------------- ---------   ---------   ---------   ----------   ---------
1996
-----
  Reserves deducted from assets:
     Receivables.................................   $82.1       $41.9       $ .7*       $ 43.9       $80.8
                                                    =====       =====         ===       ======       =====
1995
-----
  Reserves deducted from assets:
     Receivables.................................   $74.8       $34.0       $ .8*       $ 27.5       $82.1
                                                    =====       =====         ===       ======       =====
1994
-----
  Reserves deducted from assets:
     Receivables.................................   $69.2       $29.0       $--         $ 23.4       $74.8
                                                    =====       =====         ===       ======       =====

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

                                          By           THOMAS F. SKELLY
                                            ------------------------------------
                                                      Thomas F. Skelly
                                              Senior Vice President and Chief
                                                    Financial Officer
Date: March 20, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                      DATE
---------------------------------------------    ------------------------------    ---------------

             *  ALFRED M. ZEIEN                      Chairman of the Board          March 20, 1997
---------------------------------------------    of Directors, Chief Executive
                Alfred M. Zeien                       Officer and Director

            *  MICHAEL C. HAWLEY                   President, Chief Operating       March 20, 1997
---------------------------------------------         Officer and Director
               Michael C. Hawley

            *  JOSEPH E. MULLANEY                Vice Chairman of the Board and     March 20, 1997
---------------------------------------------               Director
               Joseph E. Mullaney

              THOMAS F. SKELLY                     Senior Vice President and        March 20, 1997
---------------------------------------------       Chief Financial Officer
              Thomas F. Skelly

             *  CHARLES W. CRAMB                        Vice President,             March 20, 1997
---------------------------------------------       Controller and Principal
                Charles W. Cramb                       Accounting Officer

            *  WARREN E. BUFFETT                            Director                March 20, 1997
---------------------------------------------
               Warren E. Buffett

             *  WILBUR H. GANTZ                             Director                March 20, 1997
---------------------------------------------
                Wilbur H. Gantz

            *  MICHAEL B. GIFFORD                           Director                March 20, 1997
---------------------------------------------
               Michael B. Gifford

            *  CAROL R. GOLDBERG                            Director                March 20, 1997
---------------------------------------------
               Carol R. Goldberg

            *  HERBERT H. JACOBI                            Director                March 20, 1997
---------------------------------------------
               Herbert H. Jacobi

             *  HENRY R. KRAVIS                             Director                March 20, 1997
---------------------------------------------
                Henry R. Kravis

           *  RICHARD R. PIVIROTTO                          Director                March 20, 1997
---------------------------------------------
              Richard R. Pivirotto

              *  JUAN M. STETA                              Director                March 20, 1997
---------------------------------------------
                 Juan M. Steta

         *  ALEXANDER B. TROWBRIDGE                         Director                March 20, 1997
---------------------------------------------
            Alexander B. Trowbridge

             *  JOSEPH F. TURLEY                            Director                March 20, 1997
---------------------------------------------
                Joseph F. Turley

                                            *By         THOMAS F. SKELLY
                                              ----------------------------------
                                                       Thomas F. Skelly
                                                     as Attorney-In-Fact