Form 10-Q
period 1997-03-31
GILLETTE CO
filed 1997-05-06
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                   Commission File Number 1-922


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


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1997 . . . . . . . . . . . . . . . . . 557,148,137

                                     PAGE 1
                         PART I.  FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars, except per share amounts)

                                   (Unaudited)
                                                     Three Months Ended
                                                          March 31
                                                      1997        1996
Net Sales........................................   $2,180.0    $2,058.9
Cost of Sales....................................      825.2       772.2
    Gross Profit.................................    1,354.8     1,286.7

Selling, General and Administrative expenses.....      888.8       872.7
    Profit from operations.......................      466.0       414.0

Non-operating Charges (Income):
  Interest income................................       (2.3)       (2.4)
  Interest expense...............................       19.2        19.0
  Exchange.......................................        4.2        12.4
  Other charges - net............................        3.3        (4.9)
                                                        24.4        24.1
    Income before Income Taxes ..................      441.6       389.9

Income Taxes.....................................      157.9       140.6

    Net Income...................................      283.7       249.3

Preferred Stock dividends, net of tax benefit....        1.1         1.2

Net Income Available to Common Stockholders......   $  282.6    $  248.1

Net Income per Common Share......................  $    .51    $    .45

Dividends declared per common share..............       -           -

Average number of common shares outstanding
  (thousands)                                       556,680     552,168


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                              (Millions of dollars)



                                                      March 31      December 31
                                                        1997            1996
                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents....................   $  112.0        $   76.9
     Short-term investments, at cost, which
        approximates market value.................        3.4             7.0
     Receivables, less allowances of $74.5
         ($80.8 at 12/31/96)......................    2,132.7         2,724.6
     Inventories:
         Raw materials and supplies...............      274.9           281.2
         Work in process..........................      188.7           161.4
         Finished goods...........................    1,056.1           915.6
           Total Inventories......................    1,519.7         1,358.2
     Deferred Income Taxes........................      273.5           359.3
     Prepaid expenses.............................      267.5           227.2
           Total Current Assets...................    4,308.8         4,753.2

Property, Plant and Equipment, at cost...........     4,614.6         4,561.2
         Less accumulated depreciation............    2,018.4         1,995.4
           Net Property, Plant and Equipment......    2,596.2         2,565.8


Intangible Assets, less accumulated amortization      2,568.4         2,626.2
Other Assets.....................................       579.2           490.1

                                                    $10,052.6       $10,435.3



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 3

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                              (Millions of dollars)


                                                     March 31     December 31
                                                       1997          1996
                                                    (Unaudited)
Current Liabilities:
     Loans payable................................     $  492.3     $  656.7
     Current portion of long-term debt............         13.7         14.5
     Accounts payable.............................        428.1        547.3
     Accrued liabilities..........................      1,049.1      1,317.5
     Dividends payable............................          -          100.1
     Income taxes.................................        331.3        298.6
       Total Current Liabilities.................       2,314.5      2,934.7

Long-Term Debt...................................       1,488.4      1,490.4
Deferred Income Taxes............................         258.4        298.9
Other Long-Term Liabilities......................       1,195.2      1,190.5
Minority Interest................................          33.3         29.9

Stockholders' Equity:
     8.0% Cumulative Series C ESOP Convertible
       Preferred, without par value, issued: 1997,
       157,155 shares; 1996, 157,925 shares.......         94.7         95.2
     Unearned ESOP Compensation...................        (25.2)       (25.2)
     Common stock, par value $1.00 per share:
       Authorized 1,160,000,000 shares
       Issued: 1997, 672,471,038 shares;
               1996, 671,431,800 shares...........        672.5        671.4
     Additional paid-in capital...................      1,190.1      1,158.6
     Earnings reinvested in the business..........      4,436.8      4,168.7
     Cumulative foreign currency
       translation adjustments....................       (550.2)      (521.6)
     Treasury stock, at cost:
     1997, 115,322,901 shares;l996, 115,353,687 shares (1,055.9)    (1,056.2)
         Total Stockholders' Equity...............      4,762.8      4,490.9

                                                      $10,052.6    $10,435.3




See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       1997          1996
Operating Activities
     Net income                                       $  283.7     $  249.3
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     104.0         96.5
       Other                                             (15.4)         (.7)
       Changes in assets and liabilities, net of
       effects from acquisition of businesses:
         Accounts receivable                             563.4        416.7
         Inventories                                    (179.4)      (140.7)
         Accounts payable and accrued liabilities       (352.8)      (241.3)
         Other working capital items                      69.7         27.4
         Other non-current assets and liabilities        (69.1)        40.8
           Net cash provided by operating activities     404.1        448.0
Investing Activities
     Additions to property, plant & equipment           (160.6)      (130.9)
     Disposals of property, plant & equipment             12.7          8.1
     Acquisition of businesses, less cash acquired         -          (17.4)
     Other                                                 2.1        (10.8)
           Net cash used in investing activities        (145.8)      (151.0)
Financing Activities
     Proceeds from exercise of stock option and
       purchase plans                                     31.7         14.6
     Decrease in long-term debt                           (2.4)        (3.7)
     Decrease in loans payable                          (151.5)      (187.2)
     Dividends paid                                     (101.3)      (102.3)
           Net cash used in financing activities        (223.5)      (278.6)
Effect of Exchange Rate Changes on Cash                     .3         (4.6)

Increase in Cash and Cash Equivalents                     35.1         13.8
Cash and Cash Equivalents at Beginning of Year            76.9         81.6

Cash and Cash Equivalents at End of Quarter           $  112.0     $   95.4

Supplemental disclosure of cash paid for:
     Interest                                         $   27.2     $   22.2
     Income taxes                                     $   70.1     $   71.6
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $     -      $   17.4
    Cash paid                                              -          17.4
      Liabilities assumed                            $     -      $     -

See Accompanying Notes to Consolidated Financial Statements

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1996 annual report to stockholders, which contains, at pages 24 through 39, financial statements and the notes thereto, which is incorporated by reference in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and advertising expense for the full year.

Effective with the first quarter of 1997, Duracell entities outside of North America changed their year-end reporting periods from December 31 to November 30 to coincide with Gillette operations. The net income for those entities for the month of December 1996 is included as a charge of $14.4 million against earnings reinvested in the business.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments, consisting only of normal recurring accruals necessary to a fair presentation of the results for such interim periods, have been included.

Merger Related Costs
In conjunction with the 1996 merger with Duracell International Inc., the Company recorded in the fourth quarter of 1996 a charge to operating expenses of $413 million ($283 million after taxes or $.51 per common share) for direct and other merger-related costs pertaining to the merger transaction and certain restructuring programs.

Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs included severance and outplacement of terminated employees and exit costs. Exit costs include activities such as cancellation of lease agreements and distributor contracts, and the writeoff of unutilized assets.

Restructuring activities primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through March 31, 1997, the reductions total 119 employees.

Activity through March 31, 1997 follows:
                              1996             Charges
(Millions of dollars)       Provision          to Date            Balance
Merger Transaction Costs     $65.0              60.7                4.3

Restructuring Costs
  Employee Severance         165.9               3.3              162.6
  Exit Costs                 182.1              84.3               97.8

Total                        413.0             148.3              264.7

Earnings per Share
In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The statement is effective for periods ending after December 15, 1997. The adoption of this statement will not have a material impact on reported net income per common share.

                                     PAGE 6
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations
       In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

        Three Months 1997 versus 1996
       Sales for the quarter ended March 31, 1997, were $2.18 billion, an increase of 6% over the same quarter of the prior year. This growth was attributable to increased volume and new products, while the effect of unfavorable exchange rates was partially offset by higher prices. Sales of domestic operations increased modestly over those of the prior year. Sales in foreign operations advanced as sharp increases in the AMEE markets, which include Africa, the Middle East, Eastern Europe and India, combined with somewhat higher sales in Latin America, were partially offset by the continued sluggish economic conditions in some key European and Latin American markets as well as Japan.

       For Duracell international operations, reference to the first quarter for the current year includes the fiscal three months ended February 28, 1997, and for the prior year the calendar three months ended March 31, 1996. The effect of this change was not material.

       Sales of blade and razor products were moderately higher than those of the prior year, and profits climbed sharply due to substantial increases in the United States and Latin America as well as advances in AMEE markets. These increases reflect the continued growth and expansion of the Gillette Sensor franchise, including Sensor Excel and Sensor Excel for Women.

       Sales and profits of Duracell products were significantly higher than those of the prior year, particularly in AMEE and Asia Pacific markets, aided by the acquisitions in South Africa and South Korea. Sales growth excluding these acquisitions was substantial, while profits increased moderately.

       Braun product sales decreased slightly from the prior year due primarily to the continuing adverse economic conditions in Japan and Germany. Profits were moderately lower, due primarily to lower sales.

       Sales of toiletries and cosmetics rose well above those of the prior year and profits were significantly higher. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female shaving products, and the growth of clear deodorant/antiperspirant products contributed to this increase. Jafra sales continued to improve, with a substantial increase in Mexico over the prior year.

       Sales of stationery products were well below those of 1996, due to reductions in all geographic areas, primarily in Europe. Profits matched those of the prior year.

                                     PAGE 7
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   Sales of Oral-B products in the first quarter rose sharply over those of the prior year, due to increases in all major geographies. This gain is attributable to increasing market share in the United States and the success of new products in other major markets. Profits were considerably higher, due primarily to increased sales.

   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                     Blades  Toiletries
                       &         &       Stationery   Braun     Oral-B  Duracell
    Period           Razors  Cosmetics    Products   Products  Products Products
    Three Months 1997 28%      14%           9%        21%        6%      22%
    Three Months 1996 29%      14%          10%        23%        6%      18%

   Gross profit was $1.35 billion, an increase of $68 million, or 5%, from 1996. The gross profit percentage of sales was 62.1%, compared with 62.5% for the same period in 1996.

   Selling, general and administrative expenses increased by $16 million, or 2%. Combined advertising and sales promotion expenses were the primary contributors to this change, increasing 3% over those of the prior year. Spending on research and development increased 4%, while other marketing and administrative expenses increased 1%.

   Profit from operations was $466 million, up 13% from $414 million a year earlier. Profit from operations increased substantially in the United States and was higher in foreign operations.

   Net interest expense was slightly higher in the quarter, while net exchange losses and the effective tax rate were lower.

   Net income of $284 million increased 14%, compared with $249 million in 1996. Net income per common share of $.51 increased 13% over the $.45 reported a year earlier.
                                   * * * * * *

     Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

     Sales of the Gillette North Atlantic Group in the quarter were equal to those of the corresponding period of a year ago. Operating profits in the quarter were considerably above those of last year.

     Sales and profits of the Duracell North Atlantic Group in the quarter were significantly above those of last year.

     The International Group's sales for the quarter were significantly above those of last year. Profits in the quarter were somewhat above those of last year.

     Sales of the Diversified Group in the quarter were slightly below those of the prior year. Profits were moderately lower in the quarter.

Financial Condition
                            Net cash provided by operating activities for the three months ended
                            March 31, 1997 amounted to $404 million, compared with $448 million in the same period last year.

     Net debt (total debt, net of associated swaps, less cash and short-term investments) at March 31, 1997, amounted to $1.85 billion, compared to $2.08 billion at year-end 1996. The Company's current ratio at March 31, 1997 was 1.86, compared to 1.62 at December 31, 1996.

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

Item 4.  Vote of Security Holders

                            At its Annual Meeting on April 17, 1997, the stockholders of The Gillette Company took the following actions:

      1. Elected the following four directors for terms to expire at the 2000 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:
                                           FOR             WITHHELD
                                        Michael C. Hawley  471,239,215
4,175,297
                                        Herbert H. Jacobi  471,701,012
3,713,500
                                        Henry R. Kravis    465,565,092
9,849,420
                                        Alexander B. Trowbridge  471,347,783
4,066,729

      2. Approved the amendment of the 1971 Stock Option Plan. The amendment extends the period for grants under the plan to April 18, 2002, increases the number of shares upon which stock options may be granted by 23,000,000 and clarifies the date on which options granted to outside directors become exercisable. The vote was 361,606,364 for and 35,807,565 against, with 4,036,307 abstentions and 73,964,276 broker nonvotes.

      3. Approved the amendment of the Stock Equivalent Unit Plan. The amendment extends the period for grants of awards under the plan to April 18, 2002. the vote was 389,051,681 for and 14,143,967 against the proposal, with 3,883,771 abstentions and 68,335,093 broker nonvotes.

      4. Approved the appointment by the Board of Directors of KPMG Peat Marwick LLP as auditors for the year 1997. The vote was 474,071,885 for and 518,922 against the proposal, with 823,705 abstentions and no broker nonvotes.

Item 5.  Other Information

  Forward-Looking Statements

      From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securitites and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements: the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close; vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by the Company; the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction; the costs and effects of unanticipated legal and administrative proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure; historically, almost two-thirds of the Company's sales having been made outside the United States, making forward-looking statements more difficult; and the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

                                     PAGE 10
Item 6 (a)     Exhibits



  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)

Three Months Ended March 31
                                                           1997
1996
Net Income Per Common Share-Assuming No Dilution
     Net income as reported.......................  $  283.7             $  249.3
     Less:  Preferred Stock Dividends, net of tax
            benefit...............................      (1.1)                (1.2)
     Net Income available to Common Shareholders..  $  282.6             $  248.1

     Average common shares outstanding............       556.7                552.2

     Reported net income per common share.........    $    .51             $    .45

Net Income Per Common Share-Assuming Full Dilution
     Net Income available to Common Shareholders
       (As Above).................................  $  282.6             $  248.1
     Add: Series C ESOP Preferred Stock Dividend,
       net of tax benefit.........................       1.1                  1.2
     Deduct:  Add'l. ESOP Costs, net of tax benefit      (.1)                 (.4)
     Adjusted Net Income available to Common Share-
       holders....................................  $  283.6             $  248.9

     Average common shares outstanding (as above).       556.7                552.2
     Add:  Conversion of Series C ESOP Preferred

Stock..................................    6.3  6.4
                                                            Net additional common
shares upon
           exercise of stock options..............       9.7                  8.4

     Adjusted average common shares outstanding...     572.7                567.0

     Net Income per Common Share -
       assuming full dilution.....................    $    .50             $    .44



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

                                              THE GILLETTE COMPANY
                                                  (Registrant)






THOMAS F. SKELLY

Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
May 6, 1997





CHARLES W. CRAMB

Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
May 6, 1997

                                     PAGE 11
                                    SIGNATURE






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE GILLETTE COMPANY
                                                  (Registrant)








Thomas F. Skelly
Senior Vice President and
Chief Financial Officer
May 6, 1997







Charles W. Cramb
Vice President, Controller and
Principal Accounting Officer
May 6, 1997