Form 10-Q
period 1997-06-30
GILLETTE CO
filed 1997-08-12
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                    Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1997  . . . . . . . . . . . . . . . . . 559,786,686

                                             PAGE 1
                                 PART I.  FINANCIAL INFORMATION

                          THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF INCOME
                         (Millions of dollars, except per share amounts)

                                           (Unaudited)
                                                    Three Months Ended      Six Months Ended
                                                          June 30               June 30
                                                     1997        1996       1997        1996
Net Sales........................................ $2,285.2   $2,272.1    $4,465.2   $4,331.0
Cost of Sales....................................   859.5       841.9     1,684.7    1,614.1
    Gross Profit................................. 1,425.7     1,430.2     2,780.5    2,716.9

Selling, General and Administrative expenses.....   908.2       960.4     1,797.0    1,833.1
    Profit from operations.......................   517.5       469.8       983.5      883.8

Non-operating Charges (Income):
  Interest income................................   (2.4)       (2.6)       (4.7)      (5.0)
  Interest expense...............................    17.7        19.5        36.9       38.5
  Exchange.......................................     1.1         8.6         5.3       21.0
  Other charges - net............................     4.9         4.4         8.2       (.5)
                                                     21.3        29.9        45.7       54.0
    Income before Income Taxes ..................   496.2       439.9       937.8      829.8

Income Taxes.....................................   177.3       163.2       335.2      303.8

    Net Income...................................   318.9       276.7       602.6      526.0

Preferred Stock dividends, net of tax benefit....     1.2         1.1         2.3        2.3

Net Income Available to Common Stockholders...... $  317.7 $  275.6 $  600.3 $  523.7

Net Income per Common Share......................  $    .57    $    .50    $   1.08   $    .95

Dividends declared per common share: Gillette ...      .215         .18        .215        .18
                                     Duracell            -          .29          -         .58
Average number of common shares outstanding
  (thousands)                                       558,542     552,952     557,677    552,544


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                    PAGE 2

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                             (Millions of dollars)



                                                      June 30       December 31
                                                        1997            1996
                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents.................... $   89.8        $   76.9
    Short-term investments, at cost, which
       approximates market value.................      3.7             7.0
    Receivables, less allowances of $75.3
        ($80.8 at 12/31/96)......................  2,136.4         2,724.6
    Inventories:
        Raw materials and supplies...............    283.5           281.2
        Work in process..........................    215.4           161.4
        Finished goods...........................  1,130.0           915.6
          Total Inventories......................  1,628.9         1,358.2
    Deferred Income Taxes........................    274.4           359.3
    Prepaid expenses.............................    280.6           227.2
          Total Current Assets...................  4,413.8         4,753.2

Property, Plant and Equipment, at cost...........  4,716.1         4,561.2
        Less accumulated depreciation............  2,024.3         1,995.4
          Net Property, Plant and Equipment......  2,691.8         2,565.8


Intangible Assets, less accumulated amortization   2,556.7         2,626.2
Other Assets.....................................    545.4           490.1

                                               $10,207.7 $10,435.3



See Accompanying Notes to Consolidated Financial Statements

                                    PAGE 3

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Millions of dollars)


                                                      June 30     December 31
                                                       1997          1996
                                                    (Unaudited)
Current Liabilities:
    Loans payable................................   $  644.9     $  656.7
    Current portion of long-term debt............       12.2         14.5
    Accounts payable.............................      418.9        547.3
    Accrued liabilities..........................      846.7      1,317.5
    Dividends payable............................           -       100.1
    Income taxes.................................      309.6        298.6
       Total Current Liabilities.................    2,232.3      2,934.7

Long-Term Debt...................................    1,487.7      1,490.4
Deferred Income Taxes............................      285.3        298.9
Other Long-Term Liabilities......................    1,191.3      1,190.5
Minority Interest................................       33.7         29.9

Stockholders' Equity:
    8.0% Cumulative Series C ESOP Convertible
      Preferred, without par value, issued: 1997,
      156,192 shares; 1996, 157,925 shares.......       94.2         95.2
    Unearned ESOP Compensation...................     (21.2)       (25.2)
    Common stock, par value $1.00 per share:
      Authorized 1,160,000,000 shares
      Issued: 1997, 675,071,073 shares;
              1996, 671,431,800 shares...........      675.1        671.4
    Additional paid-in capital...................    1,258.0      1,158.6
    Earnings reinvested in the business..........    4,634.5      4,168.7
    Cumulative foreign currency
      translation adjustments....................    (607.6)      (521.6)
    Treasury stock, at cost:
    1997, 115,284,387 shares;l996, 115,353,687 shares (1,055.6) (1,056.2)
        Total Stockholders' Equity...............    4,977.4      4,490.9

                                                 $10,207.7 $10,435.3




See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                    PAGE 4
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)
                                  (Unaudited)
                                                        Six Months Ended
                                                             June 30
                                                       1997          1996
Operating Activities
    Net income                                      $  602.6    $  526.0
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   206.6        188.0
      Other                                          (17.8)          1.3
      Changes in assets and liabilities, net of
      effects from acquisition of businesses:
        Accounts receivable                           511.5        332.1
        Inventories                                 (303.1)      (254.2)
        Accounts payable and accrued liabilities    (570.7)      (307.3)
        Other working capital items                    56.6       (12.4)
        Other non-current assets and liabilities     (18.0)         24.7
          Net cash provided by operating activities   467.7        498.2
Investing Activities
    Additions to property, plant & equipment        (379.4)      (307.6)
    Disposals of property, plant & equipment           28.5         29.8
    Acquisition of businesses, less cash acquired     (3.0)      (156.4)
    Other                                               3.9       (10.5)
          Net cash used in investing activities     (350.0)      (444.7)
Financing Activities
    Purchase of Treasury Stock                             -      (10.5)
    Proceeds from exercise of stock option and
      purchase plans                                  101.7         29.5
    Increase (Decrease) in long-term debt                .1        (8.5)
    Increase in loans payable                          16.7        181.1
    Dividends paid                                  (222.5)      (218.3)
          Net cash used in financing activities     (104.0)       (26.7)
Effect of Exchange Rate Changes on Cash                (.8)        (9.7)

Increase in Cash and Cash Equivalents                  12.9         17.1
Cash and Cash Equivalents at Beginning of Year         76.9         81.6

Cash and Cash Equivalents at End of Quarter      $   89.8 $   98.7

Supplemental disclosure of cash paid for:
    Interest                                       $   46.5     $   44.3
    Income taxes                                     $  228.1   $  236.3
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $    3.0     $  184.4
    Cash paid                                             3.0        156.4
      Liabilities assumed                            $     -      $   28.0

See Accompanying Notes to Consolidated Financial Statements
/TABLE

                THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1996 annual report to stockholders, which contains, at pages 24 through 39, financial statements and the notes thereto, which are incorporated by reference in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and advertising expense for the full year.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary to a fair presentation of the results for such interim periods have been included.

Recent Accounting Pronouncements
In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The statement is effective for periods ending after December 15, 1997, and will be adopted by The Gillette Company at the end of the fiscal year 1997. The adoption of this statement will not have a material impact on reported net income per common share.

In 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure." The statement is effective for periods ending after December 15, 1997. This statement will have no impact on disclosures within the financial statements.

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by The Gillette Company for fiscal year 1998.

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement is effective for periods beginning after December 15, 1997, and will be adopted by The Gillette Company for fiscal year 1998. Current financial statements are presented substantially in accordance with SFAS No. 131.

Merger Related Costs
In conjunction with the 1996 merger with Duracell International Inc., the Company recorded, in the fourth quarter of 1996, a charge to operating expenses of $413 million ($283 million after taxes or $.51 per common share) for direct and other merger-related costs pertaining to the merger transaction and certain restructuring programs.

Merger transaction costs consist primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restruct-uring costs include severance and outplacement of terminated employees and exit costs. Exit costs include activities such as cancellation of lease agreements and distributor contracts, and the writeoff of unutilized fixed assets.

Restructuring activities primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through June 30, 1997, the reductions total 409 employees.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Activity through June 30, 1997 follows:
                              1996             Charges
(Millions of dollars)       Provision          to Date            Balance
Merger Transaction Costs    $ 65.0            $ 60.8             $  4.2

Restructuring Costs
  Employee Severance         165.9              19.5              146.4
  Exit Costs                 182.1              88.6               93.5

Total                       $413.0            $168.9             $244.1

                                    PAGE 7
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
  In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year. For Duracell's foreign operations, reference to the current year includes periods ending May 31, 1997, and for the prior year periods ending June 30, 1996.

  Second Quarter 1997 versus 1996
  Sales for the quarter ended June 30, 1997, were $2.29 billion, a gain of 1% over the same quarter of the prior year. This growth was attributable to volume and new products, while the effect of unfavorable exchange rates was only partially offset by higher prices. Sales of domestic operations were maginally below those of the prior year. Sales in foreign operations advanced modestly as sharp increases in the AMEE markets, which include Africa, the Middle East, Eastern Europe and India, were partially offset by the continued sluggish economic conditions in some key European and Latin American markets as well as Japan.

  Sales of blade and razor products were virtually unchanged from those of the prior year, while profits were up modestly. The AMEE markets had significant sales and profit increases in the second quarter, offset by European results which were affected by exchange. The Gillette Sensor franchise continues to grow as older blade products decline.

  Sales of Duracell products were modestly higher and profits were significantly higher than those of the prior year, particularly in AMEE and Asia Pacific markets, aided by the acquisitions in South Africa, April 1996, and South Korea, October 1996. Sales declined slightly excluding these acquisitions, while profits were well above the prior year.

  Braun product sales decreased somewhat from the prior year due to declines in the United States and continuing adverse economic conditions in Japan and Germany, combined with unfavorable exchange in Japan and Europe. Profits were marginally lower, due primarily to lower sales.

  Sales of toiletries and cosmetics equalled those of the prior year while profits were significantly higher. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female products, and the growth of clear deodorant/antiperspirant products contributed to these results. Jafra sales continued to improve in Mexico, with a substantial increase over the prior year. Offsetting the gains were unmatched 1996 sales of Unisa, which was divested in 1996, and lower sales of White Rain in the United States.

  Sales of stationery products were slightly above those of 1996, as higher International sales more than offset slightly lower sales in the United States. Profits were substantially higher versus the prior year.

  Sales of Oral-B products in the second quarter rose appreciably over those of the prior year. This gain is attributable to strong growth in North America and the success of new products in other major markets. Profits were sharply higher, due to increased sales and lower product costs.

                                    PAGE 8
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   Six Months 1997 versus 1996
   Sales for the six months ended June 30, 1997, were $4.47 billion, an increase of 3% over the same period of the prior year. This growth was attributable to increased volume and new products, while the effect of unfavorable exchange rates was partially offset by higher prices. Sales of domestic operations were virtually unchanged versus those of the prior year. Sales in foreign operations advanced as sharp increases in the AMEE markets, led by excellent performances in the Former Soviet Union, Eastern Europe, Poland and India, combined with higher sales in Latin America, were partially offset by the continued sluggish economic conditions in some key European and Latin American markets as well as Japan.

   Sales of blade and razor products showed little change versus those of the prior year, and profits were higher due to substantial increases in the United States as well as advances in AMEE and Latin America markets. These increases reflect the continued growth and expansion of the Gillette Sensor franchise, including SensorExcel and SensorExcel for Women.

   Sales of Duracell products were considerably higher and profits were substantially higher than those of the prior year, particularly in AMEE and Asia Pacific markets, aided by the acquisitions in South Africa and South Korea. Sales growth excluding these acquisitions was moderate, while profits increased.

   Braun product sales and profits decreased somewhat from the prior year due to declines in the United States and continuing adverse economic conditions in Japan and Germany, combined with unfavorable exchange in Japan and Europe. Those conditions continued in Braun's third quarter, which ended June 30, 1997.

   Sales of toiletries and cosmetics were moderately above those of the prior year and profits were significantly higher. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female products, and the growth of clear deodorant/antiperspirant products contributed to this increase. Jafra sales improved modestly, with a substantial increase in Mexico over the prior year.

   Sales of stationery products were marginally below those of 1996, due to reductions in the United States and Europe. Profits were considerably above those of prior year.

   Sales of Oral-B products for six months rose sharply over those of the prior year, due to increases in all major geographies. This gain is attributable to increased volume in the United States and the success of new products in other major markets. Profits were considerably higher, due to increased sales and lower product costs.

                                    PAGE 9
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                    Blades  Toiletries
                      &         &       Stationery   Braun     Oral-B  Duracell
   Period           Razors  Cosmetics    Products   Products  Products Products
   Six Months 1997   29%      15%           9%        18%        6%      23%
   Six Months 1996   30%      15%           9%        19%        6%      21%

   Gross profit was $2.78 billion, an increase of $64 million, or 2%, from 1996. The gross profit percentage of sales was 62.3%, marginally below the 62.7% for the same period in 1996, due to product mix.

   Selling, general and administrative expenses decreased by $36 million, or 2%. Combined advertising and sales promotion expenses were the primary contributors to this change, decreasing 3% versus those of the prior year. Spending on research and development increased 4%, while other marketing and administrative expenses decreased 2%.

   Profit from Operations was $983 million, up 11% from $884 million a year earlier. Profit from operations increased substantially in the United States and was well above the prior year in foreign operations despite unfavorable exchange.

   Net interest expense was somewhat lower, while net exchange losses and the effective tax rate were lower through six months.

   Net income of $603 million increased 15%, compared with $526 million in 1996. Net income per common share of $1.08 increased 14% over the $.95 reported a year earlier.
                                  * * * * * *

  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the Gillette North Atlantic Group in the quarter were moderately below and for the six months were marginally below the corresponding periods of a year ago. Operating profits in the quarter were somewhat above those of last year and were higher for the six months.

  Sales of the Duracell North Atlantic Group in the quarter were slightly below those of last year and somewhat above for the six months. Profits were moderately higher in the second quarter and considerably higher for the six months.

  The International Group had excellent growth in sales and profits for the second quarter and for the six months.

  Sales of the Diversified Group in the quarter were virtually unchanged while profits rose above the prior year. For the six months sales and profits were little changed.

                                    PAGE 10
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition
  Net cash provided by operating activities for the six months ended June 30, 1997, amounted to $468 million, compared with $498 million in the same period last year. The decrease versus a year ago is primarily due to cash expenses related to the 1996 Duracell merger provision.

  Net debt (total debt, net of associated swaps, less cash and short-term investments) at June 30, 1997, amounted to $2.02 billion, compared to $2.08 billion at year-end 1996. The Company's current ratio at June 30, 1997, was 1.98, compared to 1.62 at December 31, 1996.

                                    PAGE 11
                         PART II.   OTHER INFORMATION


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

                                     PAGE 12
Item 6 (a)     Exhibits



  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                     Six Months Ended June 30
                                                     1997                 1996
Net Income Per Common Share-Assuming No Dilution
  Net income as reported.......................  $  602.6             $  526.0
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (2.3)                (2.3)
  Net Income available to Common Shareholders.. $  600.3 $  523.7

  Average common shares outstanding............       557.7                552.5

  Reported net income per common share.........    $   1.08             $    .95

Net Income Per Common Share-Assuming Full Dilution
  Net Income available to Common Shareholders
    (As Above).................................  $  600.3             $  523.7
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................       2.3                  2.3
  Deduct:  Add'l. ESOP Costs, net of tax benefit     (.1)                 (.5)
  Adjusted Net Income available to Common Share-
    holders.................................... $  602.5 $  525.5

  Average common shares outstanding (as above).       557.7                552.5
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................       6.3                  6.4
        Net additional common shares upon
        exercise of stock options..............       9.4                  9.3

  Adjusted average common shares outstanding...     573.4                568.2

  Net Income per Common Share -
    assuming full dilution.....................    $   1.05             $    .92



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

                                             THE GILLETTE COMPANY
                                                 (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
August 11, 1997

                                    PAGE 13
                                   SIGNATURE






                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE GILLETTE COMPANY
                                                 (Registrant)








Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
August 11, 1997