Form 10-Q
period 1997-09-30
GILLETTE CO
filed 1997-10-28
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997               Commission File Number 1-922


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


Title of each class

Common Stock, $1.00 par value

Shares Outstanding September 30, 1997 . . . . . . . . . . . . . . . 560,077,218

                                     PAGE 1
                         PART I.  FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars, except per share amounts)

                                   (Unaudited)
                                                     Three Months Ended      Nine Months Ended
                                                        September 30           September 30
                                                      1997        1996       1997        1996
Net Sales........................................   $2,436.7    $2,365.7    $6,901.9   $6,696.7
Cost of Sales....................................      929.3       887.1     2,614.0    2,501.2
    Gross Profit.................................    1,507.4     1,478.6     4,287.9    4,195.5

Selling, General and Administrative expenses.....      932.3       970.4     2,729.3    2,803.5
    Profit from operations.......................      575.1       508.2     1,558.6    1,392.0

Non-operating Charges (Income):
  Interest income................................       (2.3)       (2.7)       (7.0)      (7.7)
  Interest expense...............................       20.8        21.0        57.7       59.5
  Exchange.......................................        3.8         2.6         9.1       23.6
  Other charges - net............................        2.2         1.6        10.4        1.1
                                                        24.5        22.5        70.2       76.5
    Income before Income Taxes ..................      550.6       485.7     1,488.4    1,315.5

Income Taxes.....................................      196.9       178.3       532.1      482.1

    Net Income...................................      353.7       307.4       956.3      833.4

Preferred Stock dividends, net of tax benefit....        1.1         1.2         3.4        3.5

Net Income Available to Common Stockholders......   $  352.6    $  306.2    $  952.9   $  829.9

Net Income per Common Share......................  $    .63    $    .55    $   1.71   $   1.50

Dividends declared per common share: Gillette ...      .215         .18        .43         .36
                                     Duracell ...        -          .29          -         .87
Average number of common shares outstanding
  (thousands)                                       560,107     553,657     558,438    552,908


See Accompanying Notes to Consolidated Financial Statements.
/TABLE

                                     PAGE 2

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                              (Millions of dollars)



                                                    September 30    December 31
                                                        1997            1996
                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents....................    $   99.0       $   76.9
     Short-term investments, at cost, which
        approximates market value.................         3.8            7.0
     Receivables, less allowances of $70.6
         ($80.8 at 12/31/96)......................     2,304.0        2,724.6
     Inventories:
         Raw materials and supplies...............       280.0          281.2
         Work in process..........................       206.3          161.4
         Finished goods...........................     1,171.0          915.6
           Total Inventories......................     1,657.3        1,358.2
     Deferred Income Taxes........................       286.3          359.3
     Prepaid expenses.............................       262.6          227.2
           Total Current Assets...................     4,613.0        4,753.2

Property, Plant and Equipment, at cost...........      4,829.6        4,561.2
         Less accumulated depreciation............     2,039.2        1,995.4
           Net Property, Plant and Equipment......     2,790.4        2,565.8


Intangible Assets, less accumulated amortization       2,505.3        2,626.2
Other Assets.....................................        612.9          490.1

                                                     $10,521.6      $10,435.3



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 3

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                              (Millions of dollars)


                                                   September 30   December 31
                                                       1997          1996
                                                    (Unaudited)
Current Liabilities:
     Loans payable................................     $  719.5     $  656.7
     Current portion of long-term debt............         11.3         14.5
     Accounts payable.............................        456.0        547.3
     Accrued liabilities..........................        898.2      1,317.5
     Dividends payable............................          -          100.1
     Income taxes.................................        399.0        298.6
       Total Current Liabilities.................       2,484.0      2,934.7

Long-Term Debt...................................       1,481.9      1,490.4
Deferred Income Taxes............................         278.1        298.9
Other Long-Term Liabilities......................       1,117.0      1,190.5
Minority Interest................................          36.9         29.9

Contingent redemption value of common stock
  put option.....................................          43.0           -

Stockholders' Equity:
     8.0% Cumulative Series C ESOP Convertible
       Preferred, without par value, issued: 1997,
       155,306 shares; 1996, 157,925 shares.......         93.6         95.2
     Unearned ESOP Compensation...................        (21.2)       (25.2)
     Common stock, par value $1.00 per share:
       Authorized 1,160,000,000 shares
       Issued: 1997, 675,658,859 shares;
               1996, 671,431,800 shares...........        675.7        671.4
     Additional paid-in capital...................      1,233.2      1,158.6
     Earnings reinvested in the business..........      4,866.7      4,168.7
     Cumulative foreign currency
       translation adjustments....................       (683.2)      (521.6)
     Treasury stock, at cost:
     1997, 115,581,641 shares;l996, 115,353,687 shares (1,084.1)    (1,056.2)
         Total Stockholders' Equity...............      5,080.7      4,490.9

                                                      $10,521.6    $10,435.3




See Accompanying Notes to Consolidated Financial Statements
/TABLE

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                       Nine Months Ended
                                                          September 30
                                                       1997          1996
Operating Activities
     Net income                                       $  956.3     $  833.4
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     311.0        284.5
       Other                                             (17.0)        (1.5)
       Changes in assets and liabilities, net of
       effects from acquisition of businesses:
         Accounts receivable                             286.3        195.5
         Inventories                                    (357.1)      (320.9)
         Accounts payable and accrued liabilities       (417.8)      (228.4)
         Other working capital items                      95.6         (4.3)
         Other non-current assets and liabilities       (107.5)        21.6
           Net cash provided by operating activities     749.8        779.9
Investing Activities
     Additions to property, plant & equipment           (609.2)      (521.0)
     Disposals of property, plant & equipment             35.5         35.4
     Acquisition of businesses, less cash acquired        (3.0)      (159.5)
     Other                                                 6.5        (23.6)
           Net cash used in investing activities        (570.2)      (668.7)
Financing Activities
     Purchase of Treasury Stock                          (28.9)       (11.4)
     Proceeds from sale of put options                     2.2          -
     Proceeds from exercise of stock option and
       purchase plans                                    118.8         46.4
     Decrease in long-term debt                           (4.2)      (160.6)
     Increase in loans payable                           104.8        378.4
     Dividends paid                                     (344.1)      (334.3)
           Net cash used in financing activities        (151.4)       (81.5)
Effect of Exchange Rate Changes on Cash                   (6.1)       (13.8)

Increase in Cash and Cash Equivalents                     22.1         15.9
Cash and Cash Equivalents at Beginning of Year            76.9         81.6

Cash and Cash Equivalents at End of Quarter           $   99.0     $   97.5

Supplemental disclosure of cash paid for:
     Interest                                         $   77.5     $   67.4
     Income taxes                                     $  331.1     $  312.4
Non-cash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                    $    3.0     $  191.0
    Cash paid                                             3.0        159.5
      Liabilities assumed                            $     -      $   31.5

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

Restructuring activities primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through September 30, 1997, the reductions total 828 employees.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Activity through September 30, 1997 follows:
                              1996             Charges
(Millions of dollars)       Provision          to Date            Balance
Merger Transaction Costs    $ 65.0            $ 60.8             $  4.2

Restructuring Costs
  Employee Severance         165.9              42.8              123.1
  Exit Costs                 182.1              92.4               89.7

Total                       $413.0            $196.0             $217.0


Share Repurchase Program
On September 18, 1997, the Company's Board of Directors authorized a share repurchase program to take place over the next two years. The Company plans to purchase up to 25 million shares over the two-year period in the open market or in privately negotiated transactions, depending on market conditions and other factors.

                                     PAGE 7
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
       In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year. For Duracell's foreign operations, reference to the current year includes periods ending August 31, 1997, and for the prior year periods ending September 30, 1996.

       Third Quarter 1997 versus 1996
       Sales for the quarter ended September 30, 1997, were $2.44 billion, a gain of 3% over the same quarter of the prior year. This growth was attributable to a 6% increase in volume and new products, as well as a 1% increase in prices, while the effect of unfavorable exchange rates depressed sales by 4%. Sales of domestic operations were marginally below those of the prior year. Sales in foreign operations were higher as sharp increases in the AMEE markets, which include Africa, the Middle East, Eastern Europe and India, were partially offset by the continued sluggish economic conditions in Germany, Japan and some Latin American markets.

       Sales of blade and razor products were virtually unchanged from those of the prior year, while profits were notably higher. The AMEE markets had significant sales and profit increases in the third quarter, offset by European results which were affected by exchange. The Gillette Sensor franchise continues to grow as older blade products decline.

       Sales of Duracell products rose considerably and profits were sharply above those of the prior year, particularly in AMEE and Asia Pacific markets, aided somewhat by the acquisition in South Korea in October 1996. Excluding the acquisition, sales were well above the prior year and profits were up sharply.

       Braun product sales were slightly below prior year due to continuing adverse economic conditions in Japan and Germany, combined with unfavorable exchange in Japan and Europe. Profits decreased significantly, due primarily to sales mix, particularly lower sales in the highly profitable electric shaver line.

       Sales of toiletries and cosmetics equalled those of the prior year, while profits were significantly higher. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female products, and the growth of clear deodorant/antiperspirant products contributed to these results. Jafra sales continued to improve in Mexico, with a substantial increase over the prior year. Offsetting the gains were unmatched 1996 sales of Unisa, which was divested in 1996, and lower sales of White Rain in the United States.

       Sales of stationery products were slightly below those of 1996, as international sales were somewhat lower and sales in the United States were virtually unchanged. Profits were substantially higher versus the prior year.

       Sales of Oral-B products in the third quarter rose appreciably over those of the prior year. This gain is attributable to strong growth in North America and the success of new products in other major markets. Profits were sharply higher, due to increased sales and lower product costs.

                                     PAGE 8
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   Nine Months 1997 versus 1996
   Sales for the nine months ended September 30, 1997, were $6.90 billion, an increase of 3% over the same period of the prior year. This growth was attributable to a 5% increase in volume and new products, as well as a 1% increase in prices, while the effect of unfavorable exchange rates depressed sales by 3%. Sales of domestic operations were virtually unchanged versus those of the prior year. Sales in foreign operations advanced as sharp increases in the AMEE markets, led by excellent performances in the Former Soviet Union, Eastern Europe, Poland and India, combined with higher sales in Latin America, were partially offset by the continued sluggish economic conditions in Germany and Japan.

   Sales of blade and razor products showed little change versus those of the prior year, and profits were well above those of a year earlier due to considerable increases in the United States as well as significant growth in AMEE and Latin America markets. These increases reflect the continued growth and expansion of the Gillette Sensor franchise, including SensorExcel and SensorExcel for Women.

   Sales of Duracell products were considerably higher and profits were substantially higher than those of the prior year, particularly in AMEE and Asia Pacific markets, aided by the acquisitions in South Africa and South Korea. Excluding these acquisitions, sales were higher than prior year and profits were up sharply.

   Braun product sales were marginally lower and profits were considerably below those of a year earlier due to continuing adverse economic conditions in Japan and Germany, combined with unfavorable exchange in Japan and Europe. Braun's fourth quarter, which ended September 30, 1997, will show modest sales growth and strong profit growth.

   Sales of toiletries and cosmetics were modestly above those of the prior year and profits were significantly higher. The continuing expansion of the Gillette Series male grooming line, the success of Satin Care female products, and the growth of clear deodorant/antiperspirant products contributed to this increase. Jafra sales were slightly below prior year, as softness in the United States and Germany was partially offset by strong increases in Mexico.

   Sales of stationery products were marginally below those of 1996, due to reductions in the United States and Europe. Profits were substantially above those of prior year.

   Sales of Oral-B products for nine months rose sharply over those of the prior year, due to increases in all major geographies. This gain is attributable to increased volume in North America and the success of new products in other major markets. Profits were substantially higher, due to increased sales and lower product costs.

                                     PAGE 9
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   The approximate percentages of consolidated net sales for each of the Company's business segments are set forth below.

                     Blades  Toiletries
                       &         &       Stationery   Braun     Oral-B  Duracell
    Period           Razors  Cosmetics    Products   Products  Products Products
    Nine Months 1997  29%      15%           9%        17%        6%      24%
    Nine Months 1996  30%      15%           9%        18%        6%      22%

   Gross profit was $4.29 billion, an increase of $92 million, or 2%, from 1996. The gross profit percentage of sales was 62.1%, marginally below the 62.7% for the same period in 1996, due to product mix.

   Selling, general and administrative expenses decreased by $74 million, or 3%. Combined advertising and sales promotion expense decreased 2% versus the prior year. Spending on research and development increased 2%, while other marketing and administrative expenses decreased 4%.

   Profit from Operations was $1.56 billion, up 12% from $1.39 billion a year earlier. Profit from operations increased considerably in the United States and was appreciably above the prior year in foreign operations.

   Net interest expense was somewhat lower, while net exchange losses and the effective tax rate were lower through nine months.

   Net income of $956 million increased 15%, compared with $833 million in 1996. Net income per common share of $1.71 increased 14% over the $1.50 reported a year earlier.
                                   * * * * * *

  Interim financial results may also be viewed on an organizational basis. For this purpose, operating profits from major operational units are reported before net corporate headquarters expense, net interest expense, exchange losses and income taxes.

  Sales of the Gillette North Atlantic Group in the quarter were moderately below and for the nine months were marginally below the corresponding periods of a year ago. Operating profits in the quarter were slightly below those of last year and were somewhat higher for the nine months.

  Sales of the Duracell North Atlantic Group were higher for the quarter and nine months, while profits were markedly higher for both periods.

  The International Group had excellent growth in sales and profits for the third quarter and for the nine months.

  Sales of the Diversified Group in the quarter were virtually unchanged while profits were significantly below the prior year. For the nine months, sales were little changed and profits were somewhat lower.

                                     PAGE 10
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
     Net cash provided by operating activities for the nine months ended September 30, 1997, amounted to $750 million, compared with $780 million in the same period last year. The decrease versus a year ago is primarily due to cash expenses related to the 1996 Duracell merger provision.

     Net debt (total debt, net of associated swaps, less cash and short-term investments) at September 30, 1997, amounted to $2.05 billion, compared to $2.08 billion at year end 1996. The Company's current ratio at September 30, 1997, was 1.86, compared to 1.62 at December 31, 1996.

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

                                     PAGE 12
Item 6 (a)     Exhibits
  Exhibit 10   Amended and Restated Credit Agreement dated as of October 20,
               1997, among The Gillette Company, Morgan Guaranty Trust Company of New York, as agent, and a syndicate of domestic and foreign banks, filed herewith.

  Exhibit 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)

                                                     Nine Months Ended September 30
                                                       1997                 1996
Net Income Per Common Share-Assuming No Dilution
     Net income as reported.......................  $  956.3             $  833.4
     Less:  Preferred Stock Dividends, net of tax
            benefit...............................      (3.4)                (3.5)
     Net Income available to Common Shareholders..  $  952.9             $  829.9

     Average common shares outstanding............       558.4                552.9

     Reported net income per common share.........    $   1.71             $   1.50

Net Income Per Common Share-Assuming Full Dilution
     Net Income available to Common Shareholders
       (As Above).................................  $  952.9             $  829.9
     Add: Series C ESOP Preferred Stock Dividend,
       net of tax benefit.........................       3.4                  3.5
     Add(Deduct): Add'l ESOP Costs, net of tax benefit     .1                  (.7)
     Adjusted Net Income available to Common Share-
       holders....................................  $  956.4             $  832.7

     Average common shares outstanding (as above).       558.4                552.9
     Add:  Conversion of Series C ESOP Preferred
           Stock..................................       6.3                  6.4
           Net additional common shares upon
           exercise of stock options..............       9.1                 10.5

     Adjusted average common shares outstanding...     573.8                569.8

     Net Income per Common Share -
       assuming full dilution.....................    $   1.67             $   1.46



  Exhibit 27  Financial Data Schedule filed herewith.

Item 6 (b).  Reports on Form 8-K

     The Company filed a current report on Form 8-K on September 22, 1997, which referred to an announcement by the company on September 19, 1997, of a plan to repurchase up to 25 million shares of its common stock on the open market or in privately negotiated transactions over a two-year period.

                                     PAGE 13
                                    SIGNATURE






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE GILLETTE COMPANY
                                                  (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
October 28, 1997