Form 10-K405
period 1997-12-31
GILLETTE CO
filed 1998-03-23
CIK 41499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922

                              THE GILLETTE COMPANY
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           INCORPORATED IN DELAWARE                              04-1366970
         ---------------------------                            ------------
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  PRUDENTIAL TOWER BUILDING, BOSTON, MASSACHUSETTS                  02199
----------------------------------------------------               -------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            617-421-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
COMMON STOCK, $1.00 PAR VALUE                             NEW YORK STOCK EXCHANGE
                                                           BOSTON STOCK EXCHANGE
                                                          CHICAGO STOCK EXCHANGE
                                                          PACIFIC STOCK EXCHANGE

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

     The aggregate market value of Gillette Common Stock held by non-affiliates as of February 27, 1998 was approximately $52,280,000,000.*

     The number of shares of Gillette Common Stock outstanding as of February 27, 1998 was 561,318,276.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

                         DOCUMENTS                              10-K PARTS
                         ---------                              ----------
1. The Gillette Company 1997 Annual Report to Stockholders
   (the "1997 Annual Report")...............................  Parts I and II
2. The Gillette Company 1998 Proxy Statement (The "1998
  Proxy Statement").........................................  Part III

================================================================================
* This amount does not include the value of 153,551 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

     A description of the Company and its businesses appears in the 1997 Annual Report on the inside front cover, at pages 2 through 5 under the caption "Letter to Stockholders" and at pages 18 through 21 under the caption "AMEE: Gateway to Growth" the texts of which are incorporated by reference. See also Item 7, "Management's Discussion" at page 5 of this report.

INDUSTRY SEGMENTS

     The approximate percentages of consolidated net sales and segment profit from operations during the last five years for each of the Company's business segments appear in the 1997 Annual Report at page 41 under the caption, "Business Segments," and are incorporated by reference.

     "Financial Information by Business Segment," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears in the 1997 Annual Report at page 40 and is incorporated by reference.

     The Company's businesses range across several industry segments, including blades and razors, toiletries and cosmetics, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances, oral care products and alkaline batteries for consumer products. Descriptions of those businesses appear in the 1997 Annual Report at pages 6 through 17, the text of which is incorporated by reference.

DISTRIBUTION

     In the Company's major geographic markets, traditional Gillette product lines, Duracell batteries and Oral-B products are sold to wholesalers, chain stores and large retailers and are resold to consumers primarily through food, drug, discount, stationery, hardware, toy, tobacco and department stores. Jafra skin care products are sold to independent consultants and are resold to consumers, primarily at classes in the home and office. Waterman and Parker products are sold to wholesalers and retailers and are resold to consumers through fine jewelry, fine stationery and department stores, pen specialists and other retail outlets. Braun products are sold to wholesalers and retailers and are resold to consumers mainly through department, discount, catalogue and specialty stores. Oral-B products are marketed directly to dental professionals for distribution to patients as well as through standard distribution channels. In many small Gillette, Duracell, Braun and Oral-B markets, products are distributed through local distributors and sales agents.

PATENTS

     Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in its toiletries and cosmetics, stationery products, Duracell, Braun, and Oral-B businesses. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total businesses. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

TRADEMARKS

     In general, the Company's principal trademarks have been registered in the United States and throughout the world where the Company's products are sold. Gillette products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark "Gillette" is of principal importance to the Company. In addition, a number of other trademarks owned by the

Company and its subsidiaries have significant importance within their industries. The Company's rights in these trademarks endure for as long as they are used or registered.

COMPETITION

     The blades and razors segment is marked by competition in new technology, as well as by competition in price, marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide are Warner-Lambert Company, with its Schick and, in North America and Europe, its Wilkinson Sword product lines, and Societe Bic S.A., a French company. Additional competition in the United States and in certain other markets is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands, as well as other private label suppliers. The toiletries and cosmetics segment is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other businesses of the Company. Competition in the stationery products segment, particularly in the writing instruments market, is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors including product performance, design and price, with price an especially important factor in the commercial sector. Competition in the Braun products markets is based primarily on product performance, innovation and price, with numerous competitors in the small household and hair care appliances segments. Competition in the Oral-B products markets is focused on product performance, price and dental profession endorsement. The Duracell products markets are marked by competition in product performance, innovation and price and in marketing, advertising and promotion to retail outlets and to consumers. Many of the Company's competitors are larger and have greater resources than the Company.

EMPLOYEES

     At year-end, Gillette employed approximately 44,000 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1997, research and development expenditures were $212 million, compared with $204 million in 1996 and $187 million in 1995.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:

                                                      1997               1996               1995
                                                 ---------------    ---------------    ---------------
                                                  NET                NET                NET
                                                 SALES    PROFIT    SALES    PROFIT    SALES    PROFIT
                                                 -----    ------    -----    ------    -----    ------
United States..................................   37%       38%      37%       41%      35%       37%
Foreign........................................   63%       62%      63%       59%      65%       63%

     "Financial Information by Business Segment" and "Financial Information by Geographic Area" containing information on net sales, profit from operations and identifiable assets for each of the last three years appear in the 1997 Annual Report under the same captions at page 40 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. The Company's executive offices are located in the Prudential

Center, Boston, Massachusetts where it holds a long term lease. The following table sets forth the Company's principal manufacturing plants:

       BUSINESS SEGMENT                  LOCATION           OWNED/LEASED
       ----------------                  --------           ------------
Blades & Razors                 Boston, MA (US)                 Owned
                                Isleworth, UK                   Owned
                                Berlin, Germany                 Owned
                                Shanghai, China*               Leased
                                Naucalli, Mexico*               Owned
                                Manaus, Brazil*                 Owned
                                Devens, MA(US)                 Leased
Toiletries & Cosmetics          St. Paul, MN (US)*          Owned/Leased
                                Andover, MA (US)                Owned
                                Reading, UK                 Owned/Leased
Stationery                      Santa Monica, CA (US)          Leased
                                Saint Herblain, France      Owned/Leased
Braun                           Kronberg, Germany           Owned/Leased
                                Barcelona, Spain            Owned/Leased
                                Walldurn, Germany           Owned/Leased
                                Marktheidenfeld, Germany        Owned
                                Mexico City, Mexico         Owned/Leased
Oral-B                          Iowa City, IA (US)              Owned
Duracell                        Port Elizabeth, S. Africa       Owned
                                Aarschot, Belgium               Owned
                                Lancaster, SC (US)              Owned
                                LaGrange, GA (US)               Owned

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 19, 1998 is set out below.

     NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                   AGE
     -------------------------                        --------------------------                   ---
Alfred M. Zeien                       Chairman of the Board and Chief Executive Officer since      68
  Chairman of the Board and Chief     February 1991
  Executive Officer

Michael C. Hawley                     President and Chief Operating Officer since April 1995;      60
  President and Chief Operating       Executive Vice President, International Group, December
  Officer                             1993 - March 1995; President, Oral-B Laboratories, Inc.,
                                      May 1989 - November 1993

Joseph E. Mullaney                    Vice Chairman of the Board and Chief Legal Officer since     64
  Vice Chairman of the Board          November 1990
  and Chief Legal Officer

Edward F. DeGraan                     Executive Vice President, Duracell North Atlantic Group      54
  Executive Vice President            since January 1997; Senior Vice President, Manufacturing
                                      and Technical Operations, Gillette North Atlantic Group,
                                      May 1991 - December 1996

Robert G. King                        Executive Vice President, Gillette North Atlantic Group      52
  Executive Vice President            since February 1997; Executive Vice President,
                                      International Group, April 1995 - January 1997; Group Vice
                                      President - Latin America, March 1991 - March 1995

Jacques Lagarde                       Executive Vice President, Diversified Group since October    59
  Executive Vice President            1993; Vice President, February 1990 - September 1993;
                                      Chairman, Board of Management, Braun AG, February 1990 -
                                      September 1993

Jorgen Wedel                          Executive Vice President, International Group since          49
  Executive Vice President            February 1997; President, Oral-B Laboratories, Inc.,
                                      November 1993 - January 1997; Group General Manager, Braun
                                      North America, November 1991 - October 1993

John M. Coleman                       Senior Vice President and General Counsel since February 1,  48
  Senior Vice President and General   1998; Senior Vice President - Law and Public Affairs,
  Counsel                             Campbell Soup Company, September 1989 - December 1997

Charles W. Cramb                      Senior Vice President, Finance, Chief Financial Officer and  51
  Senior Vice President,              Principal Accounting Officer since July 1997; Vice
  Chief Financial Officer             President and Controller, July 1995 - June 1997; Vice
  and Principal Accounting Officer    President, Finance, Planning and Administration,
                                      Diversified Group, October 1992 - June 1995

Joel P. Davis                         Senior Vice President, Corporate Planning and Development    52
  Senior Vice President               since April 1995; Vice President and President, Stationery
                                      Products Group, December 1987 - March 1995

Robert E. DiCenso                     Senior Vice President, Personnel and Administration, since   57
  Senior Vice President               July 1994; Vice President, Investor Relations, January 1993
                                      -June 1994

     The Executive Officers hold office until the first meeting of the Board of Directors following the annual meeting of the stockholders and until their successors are elected or appointed and qualified, unless a shorter period shall have been specified by the terms of their election or appointment, or until their earlier resignation, removal or death.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item with respect to the Company's common stock appears in the 1997 Annual Report on the inside back cover under the caption "common stock" and at page 41 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of February 27, 1998, the record date for the 1998 Annual Meeting, there were 56,720 Gillette stockholders of record.

     On November 14, 1997, the Company sold 6 percent notes due November 14, 2000 in the aggregate principal amount of $300 million to a syndicate of underwriters led by ABN AMRO Bank N.V. The underwriters subscribed to the notes at 100.960% of their principal amount less a combined management and underwriting commission of 0.200% and a selling concession of 1.175% of the principal amount of the notes. In addition, the Company paid certain expenses of the underwriters. The notes were sold pursuant to the exemption provided by Regulation S for offers and sales of securities outside the United States.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1997 Annual Report at pages 42 and 43 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1997 Annual Report at pages 22 through 24 under the caption, "Management's Discussion," and is incorporated by reference.

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

     - historically, almost two-thirds of the Company's sales having been made outside the United States, making forecasting of sales more difficult;

     - the impact on sales or earnings of fluctuations in exchange rates in one or more of the Company's geographic markets;

     - the impact of the year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers;

     - the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

ITEM 7A.  DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

     The following statements provide information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company uses financial instruments, including fixed and variable rate debt, as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency, commodities, and certain equity-linked compensation liability exposures as well as to enhance its stock repurchase program. The swap, forward and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not hold or issue financial instruments for trading, profit, or speculative purposes.

     Derivative positions are constantly monitored using techniques including fair market value, sensitivity analysis and a value at risk model. A near term change in currency, interest rates, commodity prices and stock equity prices when evaluated with the above three methodologies for:

     - forward contracts
     - foreign currency swaps
     - interest rate swaps,
     - commodity swaps and
     - equity contracts,

will not materially impact the consolidated financial position, results of operations or cash flows of the Company.

     The above financial instruments, when individually evaluated by the various methods, do not expose the Company to material market risks. When the instruments above are combined with each other, and with the underlying exposures, a further reduction in market risk for the Company is realized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 1997 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report................................  Page 25

(2)  Consolidated Statement of Income for the Years Ended
     December 31, 1997, 1996 and 1995............................  Page 26

(3)  Consolidated Balance Sheet at December 31, 1997 and 1996....  Page 27

(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995............................  Page 28

(5)  Consolidated Statement of Stockholders' Equity for the
     periods ended December 31, 1997, 1996 and 1995..............  Page 29

(6)  Notes to Consolidated Financial Statements..................  Pages 30
                                                                   through 40

(7)  Computation of per share earnings...........................  Pages 26 and 30

(8)  Quarterly Financial Information.............................  Page 41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 1998 Proxy Statement at pages 2 through 4 and at pages 7 and 8 under the caption "Certain Transactions with Directors and Officers", the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1998 Proxy Statement at pages 8 through 17 under the captions "Compensation of Directors", "Gillette Comparative Five-Year Investment Performance", "Personnel Committee Report on Executive Compensation", "Executive Compensation" and "Retirement Plan" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1998 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 1998 Proxy Statement at pages 7 through 9 under the captions "Certain Transactions with Directors and Officers" and "Compensation of Directors" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1997 Annual Report at the pages indicated below and are incorporated into Part II by reference.

   (1)  Independent Auditor's Report................................  Page 25

   (2)  Consolidated Statement of Income for the Years Ended
        December 31, 1997, 1996 and 1995............................  Page 26

   (3)  Consolidated Balance Sheet at December 31, 1997 and 1996....  Page 27

   (4)  Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995............................  Page 28

   (5)  Consolidated Statement of Stockholders' Equity for the
        periods ended December 31, 1997, 1996 and 1995..............  Page 29

   (6)  Notes to Consolidated Financial Statements..................  Pages 30
                                                                      through 40

   (7)  Computation of per share earnings...........................  Pages 26 and 30

SCHEDULES

     The following schedule appears at page 13 of this report:

          II.  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are either not required or not applicable.

EXHIBITS

 3(a)  Composite Certificate of Incorporation of The Gillette
       Company, as amended, filed as Exhibit 3(a) to The Gillette
       Company Annual Report on Form 10-K for the year ended
       December 31, 1989, Commission File No. I-922, incorporated by reference herein.
  (b)  The Bylaws of The Gillette Company, as amended April 15,
       1993, filed as Exhibit 3(b) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended March 31,
       1993, incorporated by reference herein.
    4  Instruments Defining the Rights of Security Holders,
       Including Indentures.
  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective December 10, 1996, filed as Exhibit 4(a) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
  (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the
       Gillette Company filed as Exhibit A to Exhibit 1 to The
       Gillette Company Current Report on Form 8-K, dated December
       30, 1985, Commission File No. I-911, incorporated by reference as Exhibit 4(c) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No. 1-922, incorporated by reference herein.
  (c)  Amendment to Certificate of Designations, Preferences and
       Rights of Series A Junior Participating Preferred Stock dated December 9, 1996, filed as Exhibit 4(c) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-922, incorporated by reference herein.
  (d) Renewed Rights Agreement dated as of December 14, 1995 between The Gillette Company and The First National Bank of
       Boston, filed as Exhibit 4 to The Gillette Company Current
       Report on Form 8-K, dated December 18, 1995, Commission File
       No. I-911, incorporated by reference herein.
  (e)  Certificate of Designation of the Series C ESOP Convertible
       Preferred Stock of The Gillette Company, dated January 17,
       1990, filed as Exhibit 4(e) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1989,
       Commission File No. I-922, incorporated by reference herein.
  (f) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit 3(i) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended March 31,
       1995, Commission File No. 1-922, incorporated by reference herein.
  (g)  Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to Registration Statement No. 33-54974 of The
       Gillette Company, filed November 24, 1992, as amended May
       14, 1993 and June 24, 1993 and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  (h)  Form of $150,000,000 and $50,000,000 5.75% notes due October
       15, 2005, issued pursuant to Registration Statement No.
       33-50303 of The Gillette Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit 4.1 to Registration
       Statement No. 3354974 of The Gillette Company, as amended
       May 14, 1993 and June 24, 1993, filed as part of Exhibit
       4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  (i) Fiscal Agency Agreement dated as of November 14, 1997, including form of $300,000,000 6% notes due November 14, 2000, among The Gillette Company, Morgan Guaranty Trust
       Company of New York, London office and Banque Paribas
       Luxembourg, filed herewith.
   10  Material Contracts
 *(a) The Gillette Company 1971 Stock Option Plan, as amended filed as Appendix A to the 1997 Proxy Statement, Commission
       File No. 1-922, incorporated by reference herein.
 *(b) The Gillette Company Stock Equivalent Unit Plan, as amended filed herewith.

     *(c)  The Gillette Company Incentive Bonus Plan, as amended, filed herewith.
     *(d)  The Gillette Company Executive Life Insurance Program, filed herewith.
      (e)  Directors and Officers and Company Reimbursement Indemnity Insurance and Pension and Welfare
           Fund Fiduciary Responsibility Insurance policy, filed as Exhibit 10(e) to The Gillette Company
           Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
     *(f)  Description of Conversion of Outside Directors' Vested Pension Benefit into Deferred Stock
           Units, filed as Exhibit 10(f) to The Gillette Company Annual Report on Form
           10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
     *(g)  The Gillette Company Deferred Compensation Plan for Outside Directors, filed as Exhibit 10(g)
           to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996,
           Commission File No. 1-922, incorporated by reference herein.
     *(h)  Description of severance pay and benefit arrangements for employees in the event of a change in control, filed as Exhibit 10(j) to The Gillette Company Annual Report on Form 10-K for the
           year ending December 31, 1989, Commission File No. 1-922, incorporated by reference herein.
      (i)  Letter Agreement, dated July 20, 1989, between The Gillette Company and Berkshire Hathaway
           Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form
           8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.
     *(j)  Description of agreement between The Gillette Company and Robert J. Murray effective January
           1, 1996, filed as Exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the
           year ending December 31, 1995, Commission File No. 1-922, incorporated by reference herein.
     *(k)  Description of The Gillette Company Estate Planning Program, filed as Exhibit 10(o) to The
           Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission
           File No. 1-922, incorporated by reference herein.
     *(l)  The Gillette Company Estate Preservation Plan, filed herewith.
     *(m)  The Gillette Company Supplemental Retirement Plan, as amended and restated June 16, 1994, filed as Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended
           December 31, 1994, Commission File No. 1-922, incorporated by reference herein.
     *(n)  The Gillette Company Supplemental Savings Plan, as amended, filed as Exhibit 10(n) to The
           Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission
           File No. 1-922 incorporated by reference herein.
      (o)  Multi-year Credit Agreement dated as of December 20, 1996 among The Gillette Company, Morgan
           Guaranty Trust Company of New York, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended
           December 31, 1996, Commission File No.
           1-922, incorporated by reference herein.
      (p)  $1,000,000,000 364-Day Credit Agreement dated as of December 20, 1996 and amended and restated
           as of October 20, 1997 among The Gillette Company, Morgan Guaranty Trust Company of New York,
           as agent and a syndicate of domestic and foreign banks, filed herewith.
      (q)  Agreement and Plan of Merger dated as of September 12, 1996, by and among The Gillette
           Company, Alaska Acquisition Corp. and Duracell International Inc., filed as Exhibit 2.1 to The
           Gillette Company Current Report on Form 8-K filed September 16, 1996, Commission File No.
           1-922, incorporated by reference herein.

  (r)     Stockholders Agreement dated as of September 12, 1996 among The Gillette Company,
       KKR Partners II, L.P. and DI Associates, L.P., filed as Exhibit 10.1 to The Gillette
               Company Current Report on Form 8-K filed September 16, 1996, Commission File
                                               No. 1-922, incorporated by reference herein.
  (s)  Registration Rights Agreement dated as of September 12, 1996 among The Gillette
       Company, KKR Partners II, L.P. and DI Associates, L.P., filed as Exhibit 10.2 to The
       Gillette Company Current Report on Form 8-K filed September 16, 1996, Commission
       File No. 1-922, incorporated by reference herein.
   12  Computation of the ratios of current assets to current liabilities for the years
       1997, 1996 and 1995, filed herewith.
   13  Portions of the 1997 Annual Report to Stockholders of The Gillette Company
       incorporated by reference in this Form 10-K, filed herewith.
   22  List of subsidiaries of The Gillette Company, filed herewith.
   23  Independent Auditors' Consent, filed herewith.
   24  Power of Attorney, filed herewith.
   27  Financial Data Schedule (not considered to be filed).

---------------

* Filed pursuant to Item 14(c).

B.  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the registrant during the fourth quarter of the period covered by this report.

OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following Registration Statements of the registrant on Form S-8 (1) No. 33-27916, filed April 10, 1989, and amended thereafter, which incorporates by reference therein Registration Statements on Form S-8 Nos. 2-90276, 2-63951 and 1-50710, and all amendments thereto, all relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan and 1974 Stock Purchase Plan and on Form S-7 No. 2-41016 relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (2) No. 33-9495, filed October 20, 1986, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (3) No. 2-93230, filed September 12, 1984, and all amendments thereto, relating to shares and plan interests in the Oral B Laboratories Savings Plan; (4) No. 33-56218, filed December 23, 1992, relating to shares and plan interests in The Gillette Company Employees' Savings Plan;
(5) No. 33-52465, filed March 1, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Global Employee Stock Ownership Plan; (6) No. 33-53257, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company Outside Director's Stock Ownership Plan; (7) No. 33-53258, filed April 25, 1994, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan; (8) No. 33-59125, filed May 5, 1995, and all amendments thereto, relating to shares and plan interests in The Gillette Company Employees' Savings Plan; (9) No. 33-63707 filed October 26, 1995, and all amendments thereto, relating to shares and plan interests in the Parker Pen 401(K) Plan; (10) No. 333-19133 filed December 31, 1996, and all amendments thereto, relating to shares issuable and deliverable under the Duracell Shares Plan and Stock Option Plan for Key Employees of Duracell International Inc. and Subsidiaries and (11) No. 333-25533 filed April 21, 1997, and all amendments thereto, relating to shares issuable and deliverable under The Gillette Company 1971 Stock Option Plan.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

     Under date of January 28, 1998, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule on page 13 of this report. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 28, 1998

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (MILLIONS OF DOLLARS)

                                                             ADDITIONS           DEDUCTIONS
                                                       ----------------------    ----------
                                                       CHARGED                     LOSSES
                                         BALANCE AT       TO                      CHARGED      BALANCE AT
                                         BEGINNING      PROFIT     CHARGED TO        TO          END OF
              DESCRIPTION                 OF YEAR      AND LOSS      OTHER        RESERVES        YEAR
              -----------                ----------    --------    ----------     --------     ----------
1997
-----
  Reserves deducted from assets:
     Receivables.......................     $81          $42           --           $49           $74
                                            ===          ===          ===           ===           ===
1996
-----
  Reserves deducted from assets:
     Receivables.......................     $82          $42          $ 1*          $44           $81
                                            ===          ===          ===           ===           ===
1995
-----
  Reserves deducted from assets:
     Receivables.......................     $75          $34          $ 1*          $28           $82
                                            ===          ===          ===           ===           ===

* Acquisition balances

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE GILLETTE COMPANY
                                            (Registrant)

                                          By           CHARLES W. CRAMB
                                            ------------------------------------
                                                      Charles W. Cramb
                                                Senior Vice President, Chief
                                                  Financial Officer and
                                                Principal Accounting Officer
Date: March 20, 1998

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

                     SIGNATURES                                        TITLE                       DATE
                     ----------                                        -----                       ----

                 *  ALFRED M. ZEIEN                            Chairman of the Board          March 20, 1998
-----------------------------------------------------  of Directors, Chief Executive Officer
                    Alfred M. Zeien                                and Director

                *  MICHAEL C. HAWLEY                    President, Chief Operating Officer    March 20, 1998
-----------------------------------------------------              and Director
                   Michael C. Hawley

                *  JOSEPH E. MULLANEY                    Vice Chairman of the Board, Chief    March 20, 1998
-----------------------------------------------------       Legal Officer and Director
                   Joseph E. Mullaney

                 *  CHARLES W. CRAMB                          Senior Vice President,          March 20, 1998
-----------------------------------------------------       Chief Financial Officer and
                  Charles W. Cramb                         Principal Accounting Officer

                *  WARREN E. BUFFETT                                 Director                 March 20, 1998
-----------------------------------------------------
                   Warren E. Buffett

                 *  WILBUR H. GANTZ                                  Director                 March 20, 1998
-----------------------------------------------------
                    Wilbur H. Gantz

                *  MICHAEL B. GIFFORD                                Director                 March 20, 1998
-----------------------------------------------------
                   Michael B. Gifford

                *  CAROL R. GOLDBERG                                 Director                 March 20, 1998
-----------------------------------------------------
                   Carol R. Goldberg

                *  HERBERT H. JACOBI                                 Director                 March 20, 1998
-----------------------------------------------------
                   Herbert H. Jacobi

                 *  HENRY R. KRAVIS                                  Director                 March 20, 1998
-----------------------------------------------------
                    Henry R. Kravis

               *  RICHARD R. PIVIROTTO                               Director                 March 20, 1998
-----------------------------------------------------
                  Richard R. Pivirotto

                  *  JUAN M. STETA                                   Director                 March 20, 1998
-----------------------------------------------------
                     Juan M. Steta

             *  ALEXANDER B. TROWBRIDGE                              Director                 March 20, 1998
-----------------------------------------------------
                Alexander B. Trowbridge

                                                                       *By CHARLES W. CRAMB
                                                        ---------------------------------------------------
                                                                         Charles W. Cramb
                                                                        as Attorney-In-Fact