Form 10-Q
period 1998-03-31
GILLETTE CO
filed 1998-05-06
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                   Commission File Number 1-922


                              THE GILLETTE COMPANY
             (Exact name of registrant as specified in its charter)


Incorporated in Delaware                                04-1366970__________
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)



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


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1998 . . . . . . . . . . . . . . . 561,707,579

                                     PAGE 1
                         PART I.  FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)

                                   (Unaudited)
                                                      Three Months Ended
                                                           March 31_____
                                                      1998          1997
Net Sales........................................    $2,025       $1,999
Cost of Sales....................................          783       750
    Gross Profit.................................        1,242     1,249

Selling, General and Administrative expenses.....          808       861
    Profit from operations.......................          434       388

Non-operating Charges (Income):
  Interest income................................           (1)       (2)
  Interest expense...............................           17        18
  Exchange.......................................            6         -
  Other charges - net............................           (2)    _   5
                                                            20        21
    Income before Income Taxes ..................          414       367

Income Taxes.....................................          146       131

    Net Income...................................          268       236

Net Income per Common Share, basic ..............       $  .48    $  .42

Net Income per Common Share, diluted ............       $  .47    $  .41

Dividends declared per common share .............           -         -

Weighted average number of common shares outstanding
    Basic .......................................          561       557
    Diluted .....................................          576       573

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                              (Millions of dollars)



                                                   March 31      December 31
                                                     1998            1997
                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents....................     $   93    $  105
     Receivables, less allowances of $66
         ($74 at 12/31/97)........................      2,110    2,522
     Inventories:
         Raw materials and supplies...............        306    279
         Work in process..........................        244    186
         Finished goods...........................      1,172    1,035
           Total Inventories......................      1,722    1,500
     Deferred Income Taxes........................        292    320
     Prepaid expenses.............................        253      243
           Total Current Assets...................      4,470    4,690

Property, Plant and Equipment, at cost...........       5,302    5,191
         Less accumulated depreciation............      2,168    2,087
           Net Property, Plant and Equipment......      3,134    3,104


Intangible Assets, less accumulated amortization        2,428    2,423
Other Assets.....................................         660      647

                                                      $10,692  $10,864



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 3

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                              (Millions of dollars)

                                                    March 31   December 31
                                                      1998        1997
                                                   (Unaudited)
Current Liabilities:
     Loans payable................................     $  618    $  552
     Current portion of long-term debt...........          .9         9
     Accounts payable.............................        548       542
     Accrued liabilities..........................        897     1,132
     Dividends payable............................         -        120
     Income taxes.................................        370       286
       Total Current Liabilities.................       2,442     2,641

Long-Term Debt...................................       1,464     1,476
Deferred Income Taxes............................         321       359
Other Long-Term Liabilities......................         854     1,101
Minority Interest................................          38        39

Contingent redemption value of common stock
  put options....................................          -        407

Stockholders' Equity:
     8.0% Cumulative Series C ESOP Convertible
       Preferred, without par value, issued: 1998,
       153,232 shares; 1997, 154,156 shares.......         92        93
     Unearned ESOP Compensation...................        (17)      (17)
     Common stock, par value $1.00 per share:
       Authorized 1,160,000,000 shares
       Issued: 1998, 677,492,181 shares;
               1997, 676,290,921 shares...........        677       676
     Additional paid-in capital...................      1,427       986
     Earnings reinvested in the business..........      5,288     5,021
     Currency translation and pension adjustments.       (786)     (810)
     Treasury stock, at cost:
     1998, 115,784,602 shares;l997, 115,821,565 shares (1,108)   (1,108)
         Total Stockholders' Equity...............      5,573     4,841

                                                      $10,692   $10,864

See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31
                                                         1998          1997
Operating Activities
     Net income                                        $  268   $   236
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                      116       104
       Other                                               (3)       32
       Changes in assets and liabilities, net of
       effects from acquisition of businesses:
         Accounts receivable                              413       563
         Inventories                                     (226)     (179)
         Accounts payable and accrued liabilities        (197)     (353)
         Other working capital items                      107        70
         Other non-current assets and liabilities         (44)      (69)
           Net cash provided by operating activities      434       404
Investing Activities
     Additions to property, plant & equipment            (193)     (161)
     Disposals of property, plant & equipment              30        13
     Other                                                  1        (1)
           Net cash used in investing activities         (162)     (149)
Financing Activities
     Proceeds from exercise of stock option and
       purchase plans                                      32        32
     Funding German Pension Plans                        (252)       -
     Decrease in long-term debt                           (12)       (2)
     Increase(Decrease) in loans payable                   70      (152)
     Dividends paid                                      (122)     (101)
           Net cash used in financing activities         (284)     (223)
Effect of Exchange Rate Changes on Cash                    -         -

Increase in Cash and Cash Equivalents                     (12)       32
Cash and Cash Equivalents at Beginning of Year            105        84

Cash and Cash Equivalents at End of Quarter            $   93    $  116

Supplemental disclosure of cash paid for:
     Interest                                          $   25    $   70



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Millions of dollars)
                                   (Unaudited)
                                                        Three Months Ended
                                                             March 31_____
                                                        1998          1997

   Net Income                                          268           236

   Other Comprehensive Income, net of tax:
     Foreign Currency Translation Adjustments           24           (28)

   Comprehensive Income                                292           208


   Foreign currency translation adjustments are after favorable(unfavorable) tax effects of $3 million in 1998 and $(12) million in 1997.



   Other Comprehensive Income
   The accumulated balances for the components of Other Comprehensive
   Income are:

                                                  Minimum      Accumulated
                                   Foreign        Pension         Other
                                   Currency      Liability   Comprehensive
                                 Translation     Adjustment      Income

     Balance December 31, 1996       (522)           (20)            (542)

     Change in period                 (28)             -              (28)

     Balance March 31, 1997          (550)           (20)            (570)



     Balance December 31, 1997       (790)           (20)            (810)

     Change in period                  24              -               24

     Balance March 31, 1998          (766)           (20)            (786)



See Accompanying Notes to Consolidated Financial Statements

                                     PAGE 6

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
       (Millions of dollars, except per share amounts; shares in millions)
                                                Three Months ended March 31
                                                 1998                 1997
Net Income Per Common Share-Basic
  Net income as reported....................... $  268       $  236
  Less:  Preferred Stock Dividends, net of tax
         benefit...............................     (1)          (1)
  Net Income available to Common Shareholders.. $  267       $  235

  Average common shares outstanding............    561          557

  Reported net income per common share......... $  .48       $  .42

Net Income Per Common Share-Assuming Full Dilution
  Net Income available to Common Shareholders
    (As Above)................................. $  26        $  235
  Add: Series C ESOP Preferred Stock Dividend,
    net of tax benefit.........................     1             1
  Adjusted Net Income available to Common Share-
    holders.................................... $  268       $  236

  Average common shares outstanding (as above).    561          557
  Add:  Conversion of Series C ESOP Preferred
        Stock..................................      6            6
        Net additional common shares upon
        exercise of stock options..............      9           10

  Adjusted average common shares outstanding...    576          573

  Net Income per Common Share -
    assuming full dilution..................... $  .47       $  .41


      See Accompanying Notes to Consolidated Financial Statements


                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1997 annual report to stockholders, which contains, at pages 26 through 41, financial statements and the notes thereto, which are incorporated by reference in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and advertising expense for the full year.

Results for the first quarter of 1997 have been recast on a calendar month basis in the Consolidated Statements of Income and Cash Flows to provide comparability to 1998 results, which reflect the harmonization of operating groups on a common calendar quarter basis. The Consolidated Balance Sheet as of December 31, 1997, is as previously reported. The components of Other Comprehensive Income for interim periods remain as previously reported.

At the Annual Meeting on April 16, 1998, the stockholders approved an increase in the authorized common stock, $1 par value, to 2.32 billion shares from 1.16 billion shares, which was approved by the Board of Directors at its meeting February 20, 1998, subject to approval of stockholders. Accordingly, a two-for-one stock split, in the form of a 100% common stock dividend, will be effective for stockholders of record on May 15, 1998. The data for the first quarter, if restated to reflect the stock split, for 1998 and 1997, respectively, are basic net income per common share of $.24 and $.21; diluted net income per common share of $.23 and $.21; basic weighted average shares of 1,122 million and 1,113 million and diluted weighted average shares of 1,152 million and 1,145 million.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Accounting Pronouncements
In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on reported net income per common share.

In March, 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense. Gillette has adopted SOP 98-1 for fiscal year 1998. With the adoption of SOP 98-1 a greater portion of costs will be classified as capital. The adoption of SOP 98-1 does not materially affect the consolidated financial statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger Related Costs
In conjunction with the 1996 merger with Duracell International Inc., the Company recorded, in the fourth quarter of 1996, a charge to operating expenses of $413 million. Restructuring activities, which will be substantially complete at the end of 1998, primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through March 31, 1998, the reductions total 1,440 employees.

Activity through March 31, 1998 follows:

                              1996             Charges
(Millions of dollars)       Provision          to Date            Balance
Merger Transaction Costs   $    65              $ 61               $  4

Restructuring Costs
  Employee Severance           166                95                 71
  Exit Costs                   182               160                 22

Total                      $   413              $316               $ 97






Financial Information by Business Segment
  Net sales, profit from operations and identifiable assets for each of the Company's business segments are set forth below.

                               Net         Profit from      Identifiable
                              Sales         Operations        Assets
                           Three Months Ended March 31     Mar 31  Dec 31
(Millions of dollars)      1998    1997    1998   1997      1998    1997

  Blades & Razors        $  584  $  619  $  243  $  261   $ 3,009 $ 3,006
  Toiletries & Cosmetics    306     308      23      33       861   1,004
  Stationery Products       166     188      13      29     1,269   1,299
  Braun Products            343     329      39      28     1,397   1,544
  Oral-B Products           144     139      19      14       602     622
  Duracell Products         482     416      98      37     2,926   3,138
  Other/Corporate           ---     ---      (1)    (14)      628     251
  Total                  $2,025  $1,999  $  434  $  388   $10,692 $10,864

                                     PAGE 9
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
  In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

       Three Months 1998 versus 1997
  Sales for the quarter ended March 31, 1998, were $2.02 billion, an increase of 1% over the same quarter of the prior year. Excluding unfavorable exchange, sales growth was 6%, primarily attributable to new products and higher volume. Sales of domestic operations were about the same as those of the prior year. Sales in foreign operations were modestly above the prior year, though excluding unfavorable exchange sales were considerably above the prior year. Sales in Western Europe were well above the prior year, despite unfavorable exchange. Sales in Latin America were moderately ahead of 1997, while sales in other International markets were moderately below the prior year, due to unfavorable exchange in several Asia Pacific markets.

  Sales and profits of blade and razor products were below those of the prior year, with trade destocking in the United States ahead of the MACH3 launch as well as unfavorable exchange in Asia Pacific and Western Europe. Sales of Sensor products for women continue to grow in Europe and other international markets.

  Sales and profits of Duracell products were significantly higher than those of the prior year, with the United States and all foreign regions contributing to the increase.

  Braun sales grew moderately versus 1997, aided by considerable growth in the United States and improving economic conditions in Western Europe. Sales in Japan continue to be affected by adverse economic conditions. Profits were up significantly, particularly in the United States and Western Europe.

  Sales of toiletries and cosmetics were about the same as the prior year, as strong increases in Western Europe and Latin America were offset by a marked decline in the United States due to White Rain softness. Profits were significantly below the prior year, due to the sales decline in the United States. Jafra sales continued to improve, with a substantial increase in Mexico over the prior year.

  Sales of stationery products were considerably below those of 1997, due to promotional timing. Unfavorable foreign exchange rates in Western Europe and Asia Pacific contributed to the decline. Profits were significantly below the prior year.

  Sales of Oral-B products in the first quarter were somewhat above those of the prior year, due to toothbrush volume growth in Latin America and the United States as well as the success of new products in Europe. These gains were partially offset by unfavorable exchange. Profits were significantly higher, due to improved mix and cost containment.

                                     PAGE 10
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   Gross profit was $1.24 billion, a decrease of $7 million, or 1%, from 1997. Gross profit as a percentage of sales was 61.3%, compared with 62.5% for the same period in 1997.

   Selling, general and administrative expenses decreased by $52 million, or 6%. Combined advertising and sales promotion expenses were the primary contributors to this change, decreasing 11% versus those of the prior year. Spending on research and development increased 3%, while other marketing and administrative expenses decreased 4%.

   Profit from Operations was $434 million, up 12% from $388 million a year earlier. Profit from operations increased substantially in foreign operations and was substantially lower in the United States.

   Net interest expense was virtually unchanged in the quarter, while net exchange losses were higher and the effective tax rate was lower.

   Net income of $268 million increased 14%, compared with $236 million in 1997. Diluted net income per common share of $.47 increased 15% over the $.41 of a year earlier.

Financial Condition
   Net cash provided by operating activities for the three months ended
   March 31, 1998, amounted to $434 million, compared with $404 million in the same period last year.

   Receivables are significantly below the year-end balance, as is customary in the first quarter, while inventories have increased markedly in preparation for the launch of MACH3. Other long-term liabilities have decreased substantially due to funding of German pension plans. Net debt (total debt, net of associated swaps, less cash and short-term investments) at March 31, 1998, amounted to $1.92 billion, compared to $1.87 billion at year end 1997. The Company's current ratio at March 31, 1998, was 1.83, compared to 1.78 at December 31, 1997.

                                     PAGE 11
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Item 4.  Vote of Security Holders

  At its Annual Meeting on April 16, 1998, the stockholders of The Gillette Company took the following actions:

  1. Elected the following four directors for terms to expire at the 2001 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                      FOR           WITHHELD
                                Wilbur H. Gantz         487,272,094
      4,961,603
          Jorge Paulo Lemann      484,880,031      7,353,666
          Richard R. Pivirotto    487,067,951      5,165,746
          Alfred M. Zeien         487,248,654      4,985,043

  2. Approved the amendment to the Certificate of Incorporation to increase the authorized $1 par value common stock from 1,160,000,000 shares to 2,320,000,000 shares. The vote was 489,173,380 for and 1,198,128 against, with 1,862,189 abstentions.

  3. Approved the appointment by the Board of Directors of KPMG Peat Marwick LLP as auditors for the year 1998. The vote was 489,778,502 for and 795,812 against the proposal, with 1,659,383 abstentions.

                                     PAGE 12
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Item 5.  Other Information
  The previously announced sale of the Jafra business was completed on April 30, 1998.


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

Item 6 (b).  Reports on Form 8-K

  The Company filed a current report on Form 8-K on January 29, 1998, which reported i) that beginning in 1998, the Company will harmonize various year ends for each of its operating groups to a common calendar year end of December 31, ii) the 1997 results for the fourth quarter and total year and iii) a definitive agreement to sell the Jafra business.

                                     PAGE 13
                                    SIGNATURE






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE GILLETTE COMPANY
                  (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
May 4, 1998

                                     PAGE 14
                                  EXHIBIT INDEX



For Quarterly Report on Form 10Q for the Quarterly Period Ended March 31, 1998



Exhibit

3(i)  Amended Certificate of Incorporation, filed herewith.

27    Financial Data Schedule






             exhibit 3(i)

             exhibit 27