Form 10-Q
period 1998-06-30
GILLETTE CO
filed 1998-07-24
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998                   Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1998  . . . . . . . . . . . . . . . 1,122,903,301

                                  PAGE 1
                      PART I.  FINANCIAL INFORMATION

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (Millions, except per share amounts)

                                (Unaudited)
                                                        Three Months Ended      Six Months Ended
                                                              June 30               June 30
                                                          1998      1997        1998       1997
Net Sales........................................       $2,325    $2,366      $4,350      $4,365
Cost of Sales....................................          882       923       1,665       1,673
    Gross Profit.................................        1,443     1,443       2,685       2,692

Selling, General and Administrative expenses.....          848       894       1,656       1,755
    Profit from Operations.......................          595       549       1,029         937

Non-operating Charges (Income):
  Interest income................................          (2)       (3)         (3)         (5)
  Interest expense...............................           17        20          34          38
  Exchange.......................................            7         4          13           4
  Other charges - net............................          (2)         5         (4)          10
                                                            20        26          40          47
    Income before Income Taxes ..................          575       523         989         890

Income Taxes.....................................          203       187         349         318

    Net Income...................................          372       336         640         572

Net Income per Common Share, basic ..............       $  .33    $  .30      $  .57      $  .51

Net Income per Common Share, assuming full dilution     $  .33    $  .29      $  .56      $  .50

Dividends declared per common share .............       $.1275    $.1075      $.1275      $.1075

Weighted average number of common shares outstanding
    Basic .......................................        1,124     1,117       1,123       1,115
    Assuming full dilution.......................        1,154     1,148       1,153       1,147

See Accompanying Notes to Consolidated Financial Statements.

                                  PAGE 2

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                           (Millions of dollars)



June 30      December 31
                                                     1998            1997
                                                 (Unaudited)
Current Assets:
Cash and cash equivalents....................     $   76           $  105
Receivables, less allowances of $56
     ($74 at 12/31/97).......................      2,362            2,522
Inventories:
     Raw materials and supplies..............        315              279
     Work in process.........................        249              186
     Finished goods..........................      1,259            1,035
       Total Inventories.....................      1,823            1,500
Deferred Income Taxes........................        278              320
Prepaid expenses.............................        291              243
       Total Current Assets...................     4,830            4,690

Property, Plant and Equipment, at cost........     5,428            5,191
     Less accumulated depreciation............     2,217            2,087
       Net Property, Plant and Equipment......     3,211            3,104


Intangible Assets, less accumulated amortization   2,383            2,423
of Other Assets.................................     657              647

                                                $11,081          $10,864



See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 3

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                           (Millions of dollars)

                                                       June 30   December 31
                                                         1998        1997
                                                     (Unaudited)
Current Liabilities:
     Loans payable................................     $  668       $  552
     Current portion of long-term debt............          9            9
     Accounts payable.............................        502          542
     Accrued liabilities..........................        913        1,132
     Dividends payable............................          -          120
     Income taxes.................................        298          286
       Total Current Liabilities.................       2,390        2,641

Long-Term Debt...................................       1,760        1,476
Deferred Income Taxes............................         325          359
Other Long-Term Liabilities......................         848        1,101
Minority Interest................................          39           39

Contingent redemption value of common stock
  put options....................................         406          407

Stockholders' Equity:
     8.0% Cumulative Series C ESOP Convertible
       Preferred, without par value, issued: 1998,
       151,501 shares; 1997, 154,156 shares.......         91           93
     Unearned ESOP Compensation...................       (14)         (17)
     Common stock, par value $1.00 per share:
       Authorized 2,320,000,000 shares
       Issued: 1998, 1,356,334,058 shares;
               1997, 1,352,581,842 shares.........      1,356        1,353
     Additional paid-in capital...................        386          309
     Earnings reinvested in the business..........      5,516        5,021
     Currency translation and pension adjustments.      (799)        (810)
     Treasury stock, at cost:
     1998, 233,430,757 shares;l997, 231,643,130 shares(1,223)      (1,108)
         Total Stockholders' Equity...............      5,313        4,841

                                                      $11,081      $10,864



See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 4
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)
                                (Unaudited)
                                                        Six  Months Ended
                                                            June 30
                                                        1998         1997
Operating Activities
     Net income                                       $  640       $  572
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     232          207
       Other                                            (26)           13
       Changes in assets and liabilities, net of
       effects from acquisition of businesses:
         Accounts receivable                             117          511
         Inventories                                   (376)        (303)
         Accounts payable and accrued liabilities      (233)        (571)
         Other working capital items                    (21)           57
         Other non-current assets and liabilities       (52)         (18)
           Net cash provided by operating activities     281          468
Investing Activities
     Additions to property, plant & equipment          (412)        (379)
     Disposals of property, plant & equipment             37           28
     Sale of Business                                    200            -
     Other                                                16          (2)
           Net cash used in investing activities       (159)        (353)
Financing Activities
     Purchase of Treasury Stock                        (116)            -
     Proceeds from sale of put options                    23            -
     Proceeds from exercise of stock option and
       purchase plans                                     53          102
     Funding German Pension Plans                      (252)            -
     Increase in long-term debt                          288            -
     Increase in loans payable                           119           17
     Dividends paid                                    (266)        (223)
           Net cash used in financing activities       (151)        (104)
Effect of Exchange Rate Changes on Cash                    -          (1)

Increase(decrease) in Cash and Cash Equivalents         (29)           10
Cash and Cash Equivalents at Beginning of Year           105           84

Cash and Cash Equivalents at End of Quarter           $   76       $   94

Supplemental disclosure of cash paid for:
     Interest                                         $   53       $   47
     Income taxes                                     $  241       $  228


See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 5
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (Millions of dollars)
                                (Unaudited)
                                        Three Months Ended   Six Months Ended
                                             June 30             June 30
                                         1998        1997     1998      1997

Net Income                               $372        $336     $640      $572

Other Comprehensive Income, net of tax:
  Foreign Currency Translation Adj.       (13)        (58)      11       (86)

Comprehensive Income                     $359        $278     $651      $486


Foreign currency translation adjustments are after favorable(unfavorable) tax effects for three months of $(2) million in 1998 and $(19) million in 1997 and for six months of $1 million in 1998 and $(31) million in 1997.



Other Comprehensive Income
The accumulated balances for the components of Other Comprehensive Income are:

                                                  Minimum
Accumulated
                                   Foreign        Pension           Other
                                   Currency      Liability      Comprehensive
                                 Translation     Adjustment        Income

     Balance December 31, 1996        $(522)         $ (20)        $(542)
     Change in period                   (28)             -           (28)
     Balance March 31, 1997            (550)           (20)         (570)
     Change in period                   (58)             -           (58)
     Balance June 30, 1997            $(608)         $ (20)        $(628)




     Balance December 31, 1997        $(790)         $ (20)        $(810)
     Change in period                    24              -            24
     Balance March 31, 1998            (766)           (20)         (786)
     Change in period                   (13)             -           (13)
     Balance June 30, 1998            $(779)         $ (20)        $(799)





See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 6

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                COMPUTATION OF NET INCOME PER COMMON SHARE
    (Millions of dollars, except per share amounts; shares in millions)
                                (Unaudited)

Three Months Ended      Six Months Ended
                                                           June 30                June 30
                                                        1998      1997         1998      1997
     Net Income as reported.......................   $  372    $  336         $  640   $  572
     Less:  Preferred stock dividends.............        1         1              2        2
     Net Income, basic............................   $  371    $  335        $  638    $  570
     Effect of dilutive securities:
         Convertible preferred stock..............        2         1             3         2
     Net Income, assuming full dilution...........   $  373    $  336        $  641    $  572


     Common shares, basic.........................    1,124     1,117         1,123    1,115
     Effect of dilutive securities:
         Convertible preferred stock..............       12        13            12       13
         Stock options                                   18        18            18       19
     Common shares, assuming full dilution........    1,154     1,148         1,153    1,147

     Net Income per Common Share
       Basic......................................   $  .33    $  .30        $  .57   $  .51

       Assuming full dilution.....................   $  .33    $  .29        $  .56   $  .50





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

Results for the first six months of 1997 have been recast, to reflect the harmonization of operating groups on a common calendar quarter basis, in the Consolidated Statements of Income and Cash Flows to provide comparability to 1998 results. The Consolidated Balance Sheet as of December 31, 1997, is as previously reported. The components of Other Comprehensive Income for interim periods remain as previously reported.

At the Annual Meeting on April 16, 1998, the stockholders approved an increase in the authorized common stock, $1 par value, to 2.32 billion shares from 1.16 billion shares. Accordingly, a two-for-one stock split, in the form of a 100% common stock dividend, was effective for stockholders of record on
May 15, 1998. All share information has been restated to give effect to the stock split.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Accounting Pronouncements
In February, 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on the consolidated financial statements.

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company adopted SOP 98-1 effective January 1st, 1998. The adoption of SOP 98-1 does not materially affect the consolidated financial statements.

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 for calendar year 1999. The adoption of SOP 98-5 will not materially affect the consolidated financial statements.

In June, 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

Merger Related Costs
In conjunction with the 1996 merger with Duracell International Inc., the Company recorded, in the fourth quarter of 1996, a charge to operating expenses of $413 million. Restructuring activities, which will be substantially complete at the end of 1998, primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through June 30, 1998, the reductions total 1,294 employees.

Activity through June 30, 1998 follows:

                              1996             Charges
(Millions of dollars)       Provision          to Date            Balance
Merger Transaction Costs   $    65              $ 61               $  4

Restructuring Costs
  Employee Severance           166               104                 62
  Exit Costs                   182               163                 19

Total                      $   413              $328               $ 85

Share Repurchase Program
During the second quarter of 1998 the Company repurchased 2 million shares of common stock, under the Company's authorized 1997 share repurchase program, at a cost of $116 million. Since the inception of the program in late 1997, 3 million shares have been repurchased. During 1998 the Company continues to sell written put options to enhance the ongoing share repurchase program.

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Information by Business Segment
       Net sales, profit from operations and identifiable assets for each of the Company's business segments are set forth below.

                               ________________Net Sales_________________
                               Three Months Ended     _Six Months Ended__
                               _____June  30_____     ______June 30______
(Millions of dollars)           1998         1997       1998         1997

  Blades & Razors             $  742       $  707     $1,326       $1,326
  Toiletries                     300          363        606          671
  Stationery Products            218          227        384          415
  Braun Products                 344          355        687          684
  Oral-B Products                157          154        301          293
  Duracell Products              564          560      1,046          976
  Other/Corporate                ---          ---        ---          ---
  Total                       $2,325       $2,366     $4,350       $4,365

                               __________Profit from Operations__________
                               Three Months Ended     _Six Months Ended__
                               _____June  30_____     ______June 30______
(Millions of dollars)           1998         1997       1998         1997

  Blades & Razors             $  296       $  294     $  539       $  555
  Toiletries                      28           43         51           76
  Stationery Products             34           38         47           67
  Braun Products                  59           43         98           71
  Oral-B Products                 28           18         47           32
  Duracell Products              130          121        228          158
  Other/Corporate                 20          (8)         19         (22)
  Total                       $  595       $  549     $1,029       $  937

                                              Identifiable Assets
                        June 30   Mar 31    Dec 31   June 30    Mar 31    Dec 31
(Millions of dollars)    1998      1998      1997      1997      1997      1996

  Blades & Razors      $ 3,189   $ 3,009   $ 3,006   $ 2,639   $ 2,437   $ 2,591
  Toiletries               794       861     1,004       944       887       874
  Stationery Products    1,282     1,269     1,299     1,235     1,218     1,244
  Braun Products         1,472     1,397     1,544     1,288     1,474     1,534
  Oral-B Products          611       602       622       558       560       595
  Duracell Products      3,017     2,926     3,138     3,030     2,932     3,154
  Other/Corporate          716       628       251       514       545       423
  Total                $11,081   $10,692   $10,864   $10,208   $10,053   $10,415

                                  PAGE 10
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Results of Operations
In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.


Second Quarter 1998 versus 1997
Sales for the quarter ended June 30, 1998, were $2.33 billion, a decrease of 2% over the same quarter of the prior year. Excluding unfavorable exchange and the divestiture of Jafra Cosmetics International, sales growth was 4%, primarily attributable to new products and pricing. Sales of domestic operations were above those of the prior year. Sales in our international operations were below the prior year, although excluding unfavorable exchange, sales matched the prior year. Sales in Western Europe were virtually unchanged versus the prior year, despite unfavorable exchange. Sales in Latin America were somewhat below 1997 due to trade destocking in Brazil, while sales in other international markets were markedly below the prior year, due primarily to the continuing Asian financial crisis.

Sales of blade and razor products were somewhat above prior year, buoyed by significant sales gains in the United States, as a result of the first week of Gillette MACH3 shipments at quarter end. International sales were down marginally, due to unfavorable exchange in Europe and the Asian financial crisis. Profits were virtually unchanged versus the prior year. In the United States, profit growth was less than sales growth due to costs related to the start-up of Gillette MACH3 and a heavy razor mix in the initial MACH3 shipments. International profits were somewhat below prior year.

Sales of Duracell products were about the same as prior year. The launch of Duracell Ultra and price increases led to sales gains in the United States and Western Europe. However, the gains were offset by significant declines in Asia Pacific. Profits advanced versus prior year as the United States and Western Europe improved their margins, on top of the sales gains.

Braun sales were marginally below 1997 as significant growth in the United States was offset by the strong dollar and weak business environment in Japan. Profits were markedly above prior year, particularly in the United States and Western Europe, the result of aggressive cost-reduction activities.

Toiletries sales and profits were substantially below prior year, the result of unmatched Jafra sales and profits since the divestiture on April 30, 1998. Excluding Jafra, toiletries sales were well below the prior year, and profits dropped sharply, due to promotional timing of higher margin deodorant and anti-perspirant brands, and continued softness in White Rain.

Sales of stationery products were somewhat below 1997, as a considerable sales increase in North America was more than offset by significantly lower sales in Asia Pacific. Profits were considerably lower, the result of significant declines in Asia Pacific and unmatched favorables in the prior year.

                                  PAGE 11
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Sales of Oral-B products in the second quarter were modestly ahead of prior year, led by strong volume growth of Advantage Control Grip in the United States. Profits were up significantly, due to improved product mix and lower overhead spending, with all geographic areas contributing strong profit growth.

Six Months 1998 versus 1997
Sales for the six months ended June 30, 1998, were $4.35 billion, virtually unchanged from 1997. Excluding unfavorable exchange and the divestiture of Jafra Cosmetics International, sales growth was 5%, attributable to new products, pricing and volume. Sales of domestic operations were moderately above prior year. Sales in international operations were slightly below prior year, although excluding unfavorable exchange, sales were moderately above the prior year. Sales in Western Europe were somewhat above the prior year, despite unfavorable exchange. Sales in Latin America were about the same as prior year as trade destocking in Brazil offset gains in other markets in Latin America.
Sales in other international markets were notably below the prior year due to the continuing Asian financial crisis.

Sales of blade and razor products were unchanged versus those of the prior year and profits were somewhat lower due to costs related to the start-up of Gillette MACH3. Very good sales gains in the United States, driven by Gillette MACH3, were offset by marginally lower international results, primarily due to the Asian financial crisis.

Sales of Duracell products were well above those of the prior year and profits increased substantially in the United States and all international regions. The launch of Duracell Ultra and price increases contributed to notably higher sales in the United States and Western Europe.

Braun sales were virtually unchanged, as significant growth in the United States, and moderately higher sales in Western Europe were offset by the strong dollar and weak business environment in Japan. Profits through six months were up significantly, particularly in the United States and Western Europe.

Toiletries sales were notably below prior year and profits were down significantly. The sales shortfall was primarily due to the divestiture of Jafra, as well as promotional timing in the United States of deodorant and antiperspirant brands, and continued softness in White Rain.

Sales of stationery products were well below prior year and profits were down significantly, primarily due to the financial crisis in Asia, where stationery products have a strong market presence.

Sales of Oral-B products were modestly ahead of prior year, led by strong volume growth of Advantage Control Grip in the United States. Profits were up significantly, due to improved product mix and cost containment.

                                  PAGE 12
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                                                          Gross profit was
$2.68 billion, a decrease of $7 million, or less than 1%, from 1997.
Gross profit as a percentage of sales was 61.7%, equal to the same period in 1997.

Selling, general and administrative expenses decreased by $99 million, or 6%. Combined advertising and sales promotion expenses decreased 4% versus prior year. Spending on research and development increased 2%, while other marketing and administrative expenses decreased 8%.

Profit from Operations was $1,029 million, up 10% from $937 million a year earlier. Profit from operations increased well above prior year in foreign operations and was modestly higher in the United States.

Net interest expense was lower, while net exchange losses were higher and the effective tax rate was lower.

Net income of $640 million increased 12%, compared with $572 million in 1997. Diluted net income per common share of $.56 increased 12% over the $.50 of a year earlier.

Financial Condition
Net cash provided by operating activities for the six months ended June 30, 1998, amounted to $281 million, compared with $468 million in the same period last year. Receivables are a source of funds through six months, but to a lesser degree than in 1997, due to the higher receivables balance of December, 1996. Inventories showed more growth than in the comparable 1997 period due to trade-initiated destocking of older systems and Gillette MACH3 inventory build.

Other long-term liabilities have decreased substantially due to funding of German pension plans. Net debt (total debt, net of associated swaps, less cash and short-term investments) at June 30, 1998, amounted to $2.28 billion, compared to $1.87 billion at year end 1997. The Company's current ratio at June 30, 1998, was 2.02, compared to 1.78 at December 31, 1997.

Jafra Cosmetics International was divested on April 30, 1998, the impact on Profit from Operations and Net Income was not material.

                                  PAGE 13
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

Item 5.  Other Information
Forward-Looking Statements
From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements: the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close; vigorous competition within the Company's product markets, including pricing and promotional, advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by the Company; the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction; the Company's reliance on new systems implementation; the costs and effects of unanticipated legal and administrative proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure; historically, almost two-thirds of the Company's sales having been made outside the United States, making forward-looking statements more difficult; the impact on sales or earnings of fluctuations in exchange rates in one or more of the Company's geographic markets; the impact of the year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers; and the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

                                  PAGE 14
                                 SIGNATURE






                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE GILLETTE COMPANY
                  (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
July 24, 1998

                                  PAGE 15
                               EXHIBIT INDEX



For Quarterly Report on Form 10Q for the Quarterly Period Ended June 30,
1998



Exhibit

27    Financial Data Schedule