Form 10-Q
period 1998-09-30
GILLETTE CO
filed 1998-11-12
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                FORM 10-Q



           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998              Commission File Number 1-922


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


Title of each class


Common Stock, $1.00 par value

Shares Outstanding September 30, 1998 . . . . . . . . . . . 1,109,307,413

                                  PAGE 1
                      PART I.  FINANCIAL INFORMATION

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF INCOME
                    (Millions, except per share amounts)
                               (Unaudited)
                                                 Three Months Ended Nine Months Ended
                                                    September 30       September 30
                                                    1998    1997       1998    1997

Net Sales........................................  $2,531   $2,701    $6,881  $7,066
Cost of Sales....................................     974    1,033     2,639   2,706
    Gross Profit.................................   1,557    1,668     4,242   4,360

Selling, General and Administrative expenses.....     982      966     2,638   2,721
Reorganization/Realignment Expense...............     535        -       535       -
    Profit from Operations.......................      40      702     1,069   1,639

Non-operating Charges (Income):
  Interest income................................      (3)      (2)       (6)     (7)
  Interest expense...............................      27       18        61      56
  Exchange.......................................       5        4        18       8
  Other charges - net............................       2        2        (2)     12
                                                       31       22        71      69
    Income before Income Taxes ..................       9      680       998   1,570

Income Taxes.....................................       3      243       352     561

    Net Income...................................       6      437       646   1,009

Net Income per Common Share, basic ..............   $   -   $  .39    $  .57  $  .90

Net Income per Common Share, assuming full dilution $   -   $  .38    $  .56  $  .88


Dividends declared per common share .............   $.1275  $.1075    $ .255  $ .215

Weighted average number of common shares outstanding
    Basic .......................................    1,116   1,120     1,120   1,117
    Assuming full dilution.......................    1,143   1,150     1,149   1,148


See Accompanying Notes to Consolidated Financial Statements.

                                  PAGE 2

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                          (Millions of dollars)



                                                     September 30    December 31
                                                         1998           1997
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents........................     $  113         $  105
  Receivables, less allowances of $71
     $74 at 12/31/97)..............................      2,577          2,522
  Inventories:
     Raw materials and supplies....................        275            279
     Work in process...............................        250            186
     Finished goods................................      1,259          1,035
        Total Inventories..........................      1,784          1,500
  Deferred Income Taxes............................        404            320
  Prepaid expenses.................................        260            243
        Total Current Assets.......................      5,138          4,690

Property, Plant and Equipment, at cost.............      5,646          5,191
   Less accumulated depreciation...................      2,325          2,087
        Net Property, Plant and Equipment..........      3,321          3,104

Intangible Assets, less accumulated amortization...      2,341          2,423

Other Assets.......................................        667            647

                                                       $11,467        $10,864



See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 3

               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                          (Millions of dollars)


                                                     September 30    December 31
                                                         1998           1997
                                                      (Unaudited)
Current Liabilities:
  Loans payable....................................     $ 1,110        $  552
  Current portion of long-term debt................           9             9
  Accounts payable.................................         541           542
  Accrued liabilities..............................       1,302         1,132
  Dividends payable................................           -           120
  Income taxes.....................................         361           286
     Total Current Liabilities.....................       3,323         2,641

Long-Term Debt.....................................       1,961         1,476
Deferred Income Taxes..............................         252           359
Other Long-Term Liabilities........................       1,052         1,101
Minority Interest..................................          32            39

Contingent redemption value of common stock
  put options......................................         152           407

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued: 1998,
    150,021 shares; 1997, 154,156 shares...........          90            93
  Unearned ESOP Compensation.......................         (14)          (17)
  Common stock, par value $1.00 per share:
    Authorized 2,320,000,000 shares
    Issued: 1998, 1,357,106,961 shares;
            1997, 1,352,581,842 shares.............       1,357         1,353
  Additional paid-in capital.......................         664           309
  Earnings reinvested in the business..............       5,377         5,021
  Accumulated other comprehensive income...........        (828)         (810)
  Treasury stock, at cost:
    1998, 247,799,548 shares;l997, 231,643,130 shares    (1,951)       (1,108)
       Total Stockholders' Equity..................       4,695         4,841

                                                        $11,467       $10,864


See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 4
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Millions of dollars)
                               (Unaudited)
                                                            Nine Months Ended
                                                              September 30
                                                          1998         1997
Operating Activities
    Net income                                          $   646        $ 1,009
    Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for Reorganization/Realignment            535              -
        Depreciation and amortization                       347            311
        Other                                               (46)           (70)
        Changes in assets and liabilities, net of
        effects from acquisition of businesses:
            Accounts receivable                             (44)           286
            Inventories                                    (317)          (357)
            Accounts payable and accrued liabilities       (220)          (418)
            Other working capital items                     (23)            96
            Other non-current assets and liabilities       (188)          (107)
                Net cash provided by operating activities   690            750
Investing Activities
    Additions to property, plant & equipment               (620)          (609)
    Disposals of property, plant & equipment                 56             35
    Sale of Business	                                       200              -
    Other                                                     5              -
        Net cash used in investing activities              (359)          (574)
Financing Activities
    Purchase of Treasury Stock			                          (784)           (29)
    Proceeds from sale of put options	                       31              2
    Proceeds from exercise of stock option and
        purchase plans                                       69            119
    Funding German Pension Plans	                          (253)             -
    Increase(Decrease) in long-term debt	                   188             (4)
    Increase in loans payable	                              836            105
    Dividends paid	                                        (410)          (344)
        Net cash used in financing activities              (323)          (151)
Effect of Exchange Rate Changes on Cash                       -             (6)

Increase in Cash and Cash Equivalents                         8             19
Cash and Cash Equivalents at Beginning of Year              105             84

Cash and Cash Equivalents at End of Quarter               $ 113          $ 103

Supplemental disclosure of cash paid for:
    Interest                                              $  81          $  78
    Income taxes                                          $ 326          $ 331

See Accompanying Notes to Consolidated Financial Statements

                                  PAGE 5
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Millions of dollars)
                               (Unaudited)
                                             Three Months Ended   Nine Months Ended
                                                September 30        September 30
                                               1998       1997      1998      1997

Net Income                                    $   6      $ 437     $ 646    $1,009

Other Comprehensive Income, net of tax:
  Foreign Currency Translation Adj.             (29)       (76)      (18)    (162)

Comprehensive Income                          $ (23)     $ 361     $ 628   $  847

Foreign currency translation adjustments are after favorable(unfavorable) tax effects for three months of $32 million in 1998 and $(29) million in 1997 and for nine months of $33 million in 1998 and $(60) million in 1997.

Accumulated Other Comprehensive Income
The accumulated balances for the components of Other Comprehensive Income are:

                                                                     Accumulated
                                        Foreign                          Other
                                        Currency       Pension      Comprehensive
                                      Translation     Adjustment        Income

      Balance December 31, 1996            $(522)         $ (20)           $(542)
      Change in period                       (28)             -              (28)
      Balance March 31, 1997                (550)           (20)            (570)
      Change in period                       (58)             -              (58)
      Balance June 30, 1997                $(608)         $ (20)           $(628)
      Change in period                       (76)             -              (76)
      Balance September 30, 1997           $(684)         $ (20)           $(704)



      Balance December 31, 1997            $(790)         $ (20)           $(810)
      Change in period                        24              -               24
      Balance March 31, 1998                (766)           (20)            (786)
      Change in period                       (13)             -              (13)
      Balance June 30, 1998                $(779)         $ (20)           $(799)
      Change in period                       (29)             -              (29)
      Balance September 30, 1998           $(808)         $ (20)           $(828)


See Accompanying Notes to Consolidated Financial Statements
</TABLE


                                  PAGE 6
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                COMPUTATION OF NET INCOME PER COMMON SHARE
    (Millions of dollars, except per share amounts; shares in millions)
                               (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                                September 30        September 30
                                                1998      1997      1998      1997
Net Income as reported....................... $    6    $  437    $  646    $1,009
Less:  Preferred stock dividends.............      1         1         3         3
Net Income, basic............................ $    5    $  436    $  643    $1,006
Effect of dilutive securities:
    Convertible preferred stock..............      1         1         4         3
Net Income, assuming full dilution........... $    6    $  437    $  647    $1,009


Common shares, basic.........................  1,116     1,120     1,120     1,117
Effect of dilutive securities:
    Convertible preferred stock..............     12        13        12        13
    Stock options............................     15        17        17        18
Common shares, assuming full dilution........  1,143     1,150     1,149     1,148

Net Income per Common Share
  Basic...................................... $    -    $  .39    $  .57    $  .90

  Assuming full dilution..................... $    -    $  .38    $  .56    $  .88





      See Accompanying Notes to Consolidated Financial Statements


                                  PAGE 7
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
Reference is made to the registrant's 1997 annual report to stockholders, which contains, at pages 26 through 41, financial statements and the notes thereto, which are incorporated by reference in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales based on estimated sales and related advertising expense for the full year.

Results for the first nine months of 1997 have been recast, to reflect the harmonization of operating results on a common calendar quarter basis, in the Consolidated Statements of Income and Cash Flows to provide comparability to 1998 results. The Consolidated Balance Sheet as of December 31, 1997, is as prevoiusly reported. The components of Other Comprehensive Income for interim periods remain as previously reported.

At the Annual Meeting on April 16, 1998, the stockholders approved an increase in the authorized common stock, $1 par value, to 2.32 billion shares from 1.16 bolloin shares. Accordingly, a two-for-one stock split, in the form of a 100% common stock dividend, was effective for stockholders of record on May 15, 1998. All share information has been restated to give effect to the stock split.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Accounting Pronouncements
In February, 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the disclosures in the consolidated financial statements.

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The the company adopted SOP 98-1 effective January 1st, 1998. The adoption of SOP 98-1 did not materially effect the consolidated financial statements.

                                  PAGE 8
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred and to write off any previously deferred expenses. The Company will adopt SOP 98-5 for calendar year 1999. The adoption of SOP 98-5 will not materially affect the consolidated financial statements.

In June, 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 no later than January 1, 2000. It has not yet been determined if the adoption of SFAS 133 will have a material impact on the consolidated financial statements.

Merger Related Costs
In conjunction with the 1996 merger with Duracell International Inc., the Company recorded, in the fourth quarter of 1996, a pre-tax charge to operating expenses of $413 million. Restructuring activities, which will be substantially complete at the end of 1998, primarily relate to the consolidation of distribution and administrative functions, which will result in the phased reduction of approximately 1,700 employees. Through September 30, 1998, the reductions total 1,360 employees.

Activity through September 30, 1998 follows:

                                    1996             Charges
      (Millions of dollars)       Provision          to Date            Balance
      Merger Transaction Costs      $ 65              $ 61               $  4

      Restructuring Costs
        Employee Severance           166               112                 54
        Exit Costs                   182               182                  -

      Total                         $413              $355               $ 58

Reorganization and Realignment
On September 28, 1998, the Company announced a reorganization that includes a new management structure and a consolidation of commercial and administrative operations, as well as a realignment of worldwide manufacturing operations, resulting in the closure of a number of factories. The new organization structure will be effective January 1, 1999, and the initial stage of the realignment program will begin in the fourth quarter, 1998. The reorganization and realignment program will be implemented over the next 18 months and will result in the net reduction of approximately 4,700 employees across all business segments and geographies. The reorganization actions will affect all employee groups and result in a reduction of approximately 11 percent of the Company's 43,000 employees. The Company plans to close 14 factories and 12 warehouses and to close or consolidate approximately 30 office facilities worldwide.

                                  PAGE 9
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the reorganization and realignment, the Company recorded in the third quarter a charge to operating expenses of $535 million ($347 million after taxes, or $.31 and $.30 net income per common share-basic and fully diluted, respectively). Employee severance and related costs are estimated to be $390 million. Exit costs are estimated at $145 million and include the cancellation of lease agreements and the writedown of assets that have been impared by reorganization and realignment activities. When fully implemented the ongoing pre-tax savings from the reorganization and realignment program will be approximately $200 million annually.

Share Repurchase Program
In late 1997, a share repurchase program was approved which authorized the repurchase of up to 50 million shares. Since the inception of the program through September 30, 1998, 18 million shares have been repurchased. During the third quarter of this year, the Company repurchased 15 million shares at a cost of $728 million, bringing 1998 year-to-date repurchases to 17 million shares at September 30, 1998. During 1998, the Company continued to sell written put options to enhance the ongoing share repurchase program, with proceeds from the sale of put options totalling $31 million. At September 30, 1998, the "in the money" obligation (i.e., when the option strike price is greater than the closing price for Gillette common stock on September 30, 1998) related to the written put options maturing on specific dates during the fourth quarter of 1998, was approximately $37 million.

                                  PAGE 10
               THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
Net sales, profit from operations and identifiable assets for each of the Company's business segments are set forth below. There are no intersegment revenues.

                                                            Net Sales
                                    Three Months Ended   Nine Months Ended
                                       September  30        September 30
(Millions of dollars)                 1998      1997      1998      1997
 Blades & Razors                     $  768    $  745    $2,094    $2,071
 Toiletries                             290       366       896     1,037
 Stationery Products                    188       208       572       623
 Braun Products                         501       597     1,188     1,281
 Oral-B Products                        143       153       444       446
 Duracell Products                      641       631     1,687     1,607
 Sub-total Reportable Segments        2,531     2,700     6,881     7,065
 Other/Corporate                          -         1         -         1
   Total                             $2,531    $2,701    $6,881    $7,066

                                              Profit from Operations
                                    Three Months Ended   Nine Months Ended
                                       September  30        September 30
 (Millions of dollars)                 1998     1997      1998      1997
 Blades & Razors                     $  281    $  324    $  820    $  879
 Toiletries                              19        42        70       118
 Stationery Products                     11        28        58        95
 Braun Products                          97       148       195       219
 Oral-B Products                         15        22        62        54
 Duracell Products                      134       144       362       302
 Sub-total Reportable Segments          557       708     1,567     1,667
 Reorganization and Realignment        (535)        -      (535)        -
 Other/Corporate                         18        (6)       37       (28)
   Total                             $   40    $  702    $1,069    $1,639


                                                Identifiable Assets
                             Sept 30  June 30    Dec 31   Sept 30   June 30    Dec 31
(Millions of dollars)          1998     1998      1997      1997      1997      1996
Blades & Razors              $ 3,291  $ 3,189   $ 3,006   $ 2,788   $ 2,639   $ 2,591
Toiletries                       832      794     1,004       978       944       874
Stationery Products            1,328    1,282     1,299     1,216     1,235     1,244
Braun Products                 1,686    1,472     1,544     1,317     1,288     1,534
Oral-B Products                  651      611       622       563       558       595
Duracell Products              3,098    3,017     3,138     3,056     3,030     3,154
Sub-total Reportable Segments 10,886   10,365    10,613     9,918     9,694     9,992
Other/Corporate                  581      716       251       604       514       423
  Total                      $11,467  $11,081   $10,864   $10,522   $10,208   $10,415

                                  PAGE 11
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Results of Operations
In reviewing the following analysis, it should be understood that results for any interim period are not necessarily indicative of the results for the entire year.

Third Quarter 1998 versus 1997
Sales for the quarter ended September 30, 1998, were $2.53 billion, a decrease of 6% over the same quarter of the prior year. Excluding unfavorable exchange and the divestiture of Jafra Cosmetics International, sales would have been down 2%. Sales of domestic operations were somewhat below those of the prior year while sales in our international operations were well below the prior year. Sales in Western Europe were higher than the prior year, due to new products and favorable exchange. Sales in Latin America were significantly below 1997 due primarily to unmatched Jafra sales in 1997, higher interest rates in Brazil and unfavorable exchange in Brazil, Mexico and Colombia. Sales in other international markets were significantly below the prior year, due to the economic collapse in Russia and the continuing Asian financial crisis.

Company management reviews segment performance exclusive of reorganization and realignment charges. Consequently, as required by SFAS 131, the reported segments do not include reorganization and realignment charges, which were recorded in the third quarter.

Sales of blade and razor products were somewhat above those of the prior year,
buoyed by significant sales from the launch of MACH3.   International sales were
higher due to significant gains in Western Europe which were partially offset by the negative economic factors in Latin America, Russia and Asia. International profits were considerably below the prior year. In the United States, sales were somewhat below the prior year and profit was significantly below the prior year due to start-up costs associated with MACH3. Consumer offtake of MACH3 has continued to grow since advertising broke on August 10th. The MACH3 razor was the top seller in the razor market in September and total Gillette dollar share of the blade and razor market in September was up 5.0 points versus a year ago to 70.8%.

Sales of Duracell products rose slightly, as the successful launch of the Duracell Ultra battery and price increases, in the United States and Western Europe, more than offset significant declines in Asia Pacific and Latin America. Despite strong growth in the United States, overall Duracell profits were lower.

Braun sales were significantly below 1997, reflecting primarily the adverse impact of the Asian business environment as well as sales shortfalls in the United States and Western Europe. Braun profits were markedly below the prior year.

Toiletries sales and profits were markedly below prior year, due in part to unmatched 1997 Jafra sales and profits since the divestiture on April 30, 1998. Excluding Jafra, toiletries sales were well below the prior year and profits dropped sharply.

Sales of stationery products were considerably below 1997. Sales were somewhat below the prior year in the United States and down significantly in foreign markets. Profits were lower in the United States and down significantly in foreign markets.

                                  PAGE 12
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Sales of Oral-B products in the third quarter were lower versus the prior year, due to volume shortfalls, primarily in Asia, as well as unfavorable exchange in Latin America and Asia. Foreign and domestic profits were down significantly.

Nine Months 1998 versus 1997
Sales for the nine months ended September 30, 1998, were $6.88 billion, 3% below the $7.07 billion of 1997. Excluding unfavorable exchange and the divestiture of Jafra Cosmetics International, sales growth was 2%, attributable to new products, pricing and volume. Sales of domestic operations were about the same as prior year. Sales in international operations were moderately below prior year. Excluding unfavorable exchange, international sales equalled the prior year. Sales in Western Europe were somewhat above the prior year, despite unfavorable exchange. Sales in Latin America were well below the prior year due to unmatched Jafra sales in 1997 and trade destocking, as a result of higher interest rates, in Brazil. Sales in other international markets were significantly below the prior year due to the economic collapse in Russia and the continuing Asian financial crisis.

Company management reviews segment performance exclusive of reorganization and realignment charges. Consequently, as required by SFAS 131, the reported segments do not include reorganization and realignment charges, which were recorded in the third quarter.

Sales of blade and razor products were unchanged versus those of the prior year and profits were lower primarily due to Mach3 start-up expenses. Higher sales (in the United States and Western Europe), driven by Gillette MACH3, were offset by lower results in other international markets, primarily due to broad based negative economic factors.

Sales of Duracell products were moderately above those of the prior year as the launch of Duracell Ultra and price increases contributed to notably higher sales in the United States and Western Europe. Profits were significantly above prior year due to strong gains in the United States and Western Europe.

Braun sales were well below the prior year due to significant shortfalls caused by the Asian financial crisis. Sales in the United States and Western Europe were about the same as prior year. Profits through nine months were down considerably due to lower sales.

Toiletries sales were substantially below prior year and profits were down significantly. The sales shortfall was primarily due to the divestiture of Jafra, as well as continued softness in White Rain.

Sales of stationery products were well below prior year and profits were markedly lower due primarily to the financial crisis in Asia.

Sales of Oral-B products were virtually unchanged versus the prior year, as increases in sales in Western Europe, Latin America and the United States were offset by significant shortfalls in Asia Pacific. Profits were up significantly, due to improved product mix and cost containment.

                                  PAGE 13
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Gross profit was $4.24 billion, a decrease of $118 million, or 3%, from 1997. Gross profit as a percentage of sales was 61.6%, compared to 61.7% in 1997.

Selling, general and administrative expenses decreased by $83 million, or 3%. Combined advertising and sales promotion expenses decreased 1% versus prior year. Spending on research and development increased 3%, while other marketing and administrative expenses decreased 5%. In addition, The Company recognized a charge of $535 million in the third quarter for reorganization and realignment.

Profit from Operations, including the charge for reorganization and realignment was $1,069 million, down 35% from $1,639 million a year earlier. Excluding the charge for reorganization and realignment Profit from Operations would have been $1,604 million, 2% below 1997.

Net interest expense was higher due to increased borrowings to fund the share repurchase program and the German pension plans. Net exchange losses were higher, due to both Asia and Latin America and the effective tax rate was lower.

Net income of $646 million, including the after-tax impact of reorganization and realignment, decreased 36%, compared with $1,009 million in 1997. Diluted net income per common share of $.56 was 36% below the $.88 of a year earlier. Excluding the $.30 impact of reorganization and realignment, diluted net income per common share would have been $.86, or 2% below the prior year.

Financial Condition
Net cash provided by operating activities for the nine months ended September 30, 1998, amounted to $690 million, compared with $750 million in the same period last year. The reorganization and realignment program announced on September 28th had no cash impact in the third quarter.

Net debt (Loans Payable, Current portion of long-term debt and Long-Term debt, net of associated swaps, less Cash and cash equivalents) at September 30, 1998, amounted to $2.96 billion, compared to $1.87 billion at year end 1997. The increase in net debt was primarily due to the funding of the share repurchase program as well as German pension plans. The Company's current ratio at September 30, 1998, was 1.55, compared to 1.78 at December 31, 1997, reflecting the impact of higher loans payable and an increase in accrued liabilities for reorganization and realignment. Of the $113 million in cash at September 30, 1998, $60 million is in a restricted escrow, pending regulatory approval of an investment by the Company in a Korean Battery business.

On August 3, 1998, the Company issued $200 million 5.75% Notes due August 2001. The proceeds were used to reduce short-term debt and for other Corporate purposes.

Jafra Cosmetics International was divested on April 30, 1998, the impact on Profit from Operations and Net Income was not material.

                                  PAGE 14
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Year 2000
The Company is undertaking a comprehensive approach to understand and address its potential exposure to the Year 2000 problem - covering all potentially affected areas (applications, computers, facilities, manufacturing equipment, suppliers, customers, etc.) at all locations company-wide. Efforts to address the Year 2000 problem began in 1995 at major sites and a formal Program Management Office was established in 1997. The Program Management Office has focused on: program policy setting, progress tracking, including building a central internal website reporting tool which contains a database of items across the Company that are potentially vulnerable; leveraging common solutions and identifying best practices. The Program Management Office is maintaining regular communications with the business units, each of which has an appointed team leader who is responsible for maintaining progress and monthly reporting.

The Program Management Office developed a structured, six phase program which is being consistently implemented across the Company at all locations worldwide. The first phase is discovery. This phase includes identifying all potentially affected items, including information technology and non-information technology items, assessing compliance and defining the potential business impact of each non-compliant item. The central database was built in this phase.

The second phase is planning. A specific resolution strategy is designed for each non-compliant item. Non-compliant items are prioritized by their importance to the overall operations of the business. Once the items are prioritized, the planning phase includes identifying the tasks and resources necessary to remedy non-compliance and when the work will be finished.

The third phase is resolution, where the actual corrective work is done. In addition to work within the Company, Year 2000 readiness of all of our major customers and suppliers is assessed in this phase.

The fourth phase is testing, validating that the corrective work activities have been completed.

The fifth phase is implementation, where the corrected items are placed back in operation.

The sixth and final phase is certification that the corrective work has been successful.

At September 30, 1998, 83% of the affected items identified are at the sixth phase, i.e. certified to be Year 2000 compliant. Plans are in place to have 93% of the items compliant by year end. The remaining efforts have been identified, are well understood, resources are assigned and the work is well underway.

The Company also has an extensive quality assurance program in place. This program is designed to ensure that Year 2000 activities are effectively accomplishing the objectives of the above-mentioned, six-phase program. KPMG is assisting the Company in this effort. In addition, this work is supplemented by reviews by the Company's internal audit program.

                                  PAGE 15
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The Company has several multi-year initiatives in progress to support the changing business and also to address the Year 2000 issue, such as SAP and JDE.

The Company is currently developing detailed contingency plans. Included are planning for possible schedule slippage, the identification of appropriate resources and assembling response teams to deal with unexpected issues, which may very well occur.

Despite the comprehensive approach that is being taken to prevent a Year 2000 problem, the Company cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Company's results of operations or financial condition. The Company, nevertheless, does not expect a material failure. The Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worst case scenario is that a short-term disruption will occur with a small number of customers or suppliers, requiring an appropriate response. In addition, the Company's operations are dependent on infrastructures within all countries in which it operates and therefore a failure of any one of those infrastructures could materially adversely affect its operations.

Spending for the program is budgeted, expensed as incurred and centrally tracked. Total spending is not expected to be material.

Euro Conversion
The Company has a Euro project team in place working on specific actions to ensure the Company's ability to operate effectively during the Euro transition phase and through final Euro conversion. Costs to prepare for the conversion are not expected to be material. Strategic business issues relating to the Euro, such as pricing implications, are being carefully monitored and addressed, but are not expected to have a material impact on results of operations.


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

                                  PAGE 16
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Item 5.  Other Information
Stockholder Proposals for Annual Meeting
The Company has amended its bylaws in connection with the notice required to present a proposal at the annual meeting of stockholders. The new provisions conform with the amended proxy rules recently adopted by the Securities and Exchange Commission. Stockholder proposals intended to be presented at the 1999 annual meeting and any annual meeting thereafter, including proposals for the nomination of directors, must be received by the Company at its principal executive offices (Prudential Tower Building, Suite 4800, Boston, MA 02199,
Attn: Secretary) not less than 45 days in the current year prior to the date on which the corporation first mailed or electronically delivered its proxy materials for the prior year's annual meeting of stockholders, or, for the 1999 annual meeting, by January 27, 1999.

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

                                  PAGE 17
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Item 6 (a)        Exhibits

Exhibit 3 (ii)    Amended by-laws as of October 15, 1998

Exhibit 10 Amended and Restated 364-Day $2,000,000,000 Revolving Credit Agreement dated as of October 19, 1998

Exhibit 27        Financial Data Schedule

Item 6 (b)        Reports on Form 8-K

The Company filed a current report on Form 8-K dated September 28, 1998, which referred to an announcement by the Company on the same day of a company-wide reorganization, an after-tax charge to earnings of approximately $350 million and that the Company expected lower third quarter profits.

                                  PAGE 18
                                 SIGNATURE






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE GILLETTE COMPANY
          (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President-Finance,
Chief Financial Officer and
Principal Accounting Officer
November 12, 1998