Form 10-K
period 1998-12-31
GILLETTE CO
filed 1999-03-31
CIK 41499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Gillette Common Stock held by non-affiliates as of February 26, 1999 was approximately $51,422,000,000.*

     The number of shares of Gillette Common Stock outstanding as of February 26, 1999 was 1,107,183,549.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

                         DOCUMENTS                              10-K PARTS
                         ---------                              ----------
1. The Gillette Company 1998 Annual Report to Stockholders
   (the "1998 Annual Report")...............................  Parts I and II
2. The Gillette Company 1999 Proxy Statement (The "1999
  Proxy Statement").........................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* This amount does not include the value of 147,862 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company was incorporated under the laws of the State of Delaware in 1917 as the successor of a Massachusetts corporation incorporated in 1912 which corporation was the successor of a Maine corporation organized in 1901 by King C. Gillette, inventor of the safety razor.

     The Company's businesses range across several industry segments, including blades and razors, toiletries, stationery products, electric shavers, small household appliances, hair care appliances, oral care appliances, oral care products and alkaline batteries for consumer products. A description of the Company and its businesses appears in the 1998 Annual Report on the inside front cover and at pages 6 through 17, the texts of which are incorporated by reference. See also Item 7, "Management's Discussion" at page 5 of this report.

INDUSTRY SEGMENTS

     "Operating Segments and Related Information," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears in the 1998 Annual Report at page 38 and is incorporated by reference.

DISTRIBUTION

     In the Company's major geographic markets, traditional Gillette product lines, Duracell batteries and Oral-B products are sold to wholesalers, chain stores and large retailers and are resold to consumers primarily through food, drug, discount, stationery, hardware, toy, tobacco and department stores. Waterman and Parker products are sold to wholesalers and retailers and are resold to consumers through fine jewelry, fine stationery and department stores, pen specialists and other retail outlets. Braun products are sold to wholesalers and retailers and are resold to consumers mainly through department, discount, catalogue and specialty stores (Braun personal diagnostic appliances are also sold directly to medical professionals). Oral-B products are marketed directly to dental professionals for distribution to patients as well as through standard distribution channels. In many small Gillette, Duracell, Braun and Oral-B markets, products are distributed through local distributors and sales agents.

PATENTS

     Certain of the Company's patents and licenses in the blade and razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in its toiletries, stationery products, Duracell, Braun, and Oral-B businesses. No patent or license held by the Company is considered to be of material importance when judged from the standpoint of the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

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

COMPETITION

     The blades and razors segment is marked by competition in new technology, as well as by competition in price, marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide are Warner-Lambert Company, with its Schick and, in North America and Europe, its Wilkinson Sword product lines, and Societe Bic S.A., a French company. Additional competition in the United States and in certain other markets is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands, as well as other private label suppliers. The toiletries segment is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other businesses of the Company. Competition in the stationery products segment, particularly in the writing instruments market, is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors including product performance, design and price, with price an especially important factor in the commercial sector. Competition in the Braun products markets is based primarily on product performance, innovation, price and professional endorsement, with numerous competitors in the small household and hair care appliances segments. Competition in the Oral-B products markets is focused on product performance, price and dental profession endorsement. The Duracell products markets are marked by competition in product performance, innovation and price and in marketing, advertising and promotion to retail outlets and to consumers. Many of the Company's competitors are larger and have greater resources than the Company.

EMPLOYEES

     At year-end, Gillette employed approximately 43,100 persons, three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1998, research and development expenditures were $209 million, compared with $212 million in 1997 and $204 million in 1996.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     The following table indicates the geographic sources of consolidated net sales and profit from operations of the Company for the last three years:

                                                      1998               1997               1996
                                                 ---------------    ---------------    ---------------
                                                  NET                NET                NET
                                                 SALES    PROFIT    SALES    PROFIT    SALES    PROFIT
                                                 -----    ------    -----    ------    -----    ------
United States..................................   38%       44%      37%       38%      37%       41%
Foreign........................................   62%       56%      63%       62%      63%       59%

     Net sales by geographic area for each of the last three years appear in the 1998 Annual Report at page 39 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. The Company's executive offices are located in the Prudential

Center, Boston, Massachusetts where it holds a long term lease. The following table sets forth the Company's principal plants:

       BUSINESS SEGMENT                  LOCATION           OWNED/LEASED
       ----------------                  --------           ------------
Blades & Razors                 Boston, MA (US)                 Owned
                                Isleworth, UK                   Owned
                                Berlin, Germany                 Owned
                                Shanghai, China*               Leased
                                Naucalli, Mexico*               Owned
                                Manaus, Brazil*                 Owned
                                Devens, MA(US)                 Leased
Toiletries                      St. Paul, MN (US)*          Owned/Leased
                                Andover, MA (US)                Owned
                                Reading, UK                 Owned/Leased
Stationery                      Santa Monica, CA (US)          Leased
                                Saint Herblain, France      Owned/Leased
                                Newhaven, UK                    Owned
Braun                           Kronberg, Germany           Owned/Leased
                                Barcelona, Spain            Owned/Leased
                                Walldurn, Germany           Owned/Leased
                                Marktheidenfeld, Germany        Owned
                                Mexico City, Mexico         Owned/Leased
Oral-B                          Iowa City, IA (US)              Owned
Duracell                        Port Elizabeth, S. Africa       Owned
                                Aarschot, Belgium               Owned
                                Lancaster, SC (US)              Owned
                                LaGrange, GA (US)               Owned

The above facilities are in good repair, adequately meet the Company's needs and operate at reasonable levels of production capacity.
---------------

* Engaged in the manufacture of products for two or more business segments.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 18, 1999 is set out below.

     NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                   AGE
     -------------------------                        --------------------------                   ---
Alfred M. Zeien                       Chairman of the Board and Chief Executive Officer since      69
  Chairman of the Board and Chief     February 1991
  Executive Officer
Michael C. Hawley                     President and Chief Operating Officer since April 1995;      61
  President and Chief Operating       Executive Vice President, International Group, December
  Officer                             1993 - March 1995; President, Oral-B Laboratories, Inc.,
                                      May 1989 - November 1993
Edward F. DeGraan                     Executive Vice President, Global Business Management,        55
  Executive Vice President            Gillette Grooming Products and Duracell, since January
                                      1999; Executive Vice President, Duracell North Atlantic
                                      Group, January 1997 - December 1998; Senior Vice President,
                                      Manufacturing and Technical Operations, Gillette North
                                      Atlantic Group, May 1991 - December 1996
Robert G. King                        Executive Vice President, Commercial Operations, Western     53
  Executive Vice President            Hemisphere, since January 1999; Executive Vice President,
                                      Gillette North Atlantic Group, February 1997 - December
                                      1998; Executive Vice President, International Group, April
                                      1995 - January 1997; Group Vice President - Latin America,
                                      March 1991 - March 1995
Archibald Livis                       Executive Vice President, Global Business Management,        60
  Executive Vice President            Diversified Group, since January 1999; Executive Vice
                                      President, Diversified Group, May 1998 - December 1998;
                                      Chairman, Braun Board of Management, October 1993 - April
                                      1998
Jorgen Wedel                          Executive Vice President, Commercial Operations, Eastern     50
  Executive Vice President            Hemisphere, since January 1999; Executive Vice President,
                                      International Group since February 1997 - December 1998;
                                      President, Oral-B Laboratories, Inc., November 1993 -
                                      January 1997; Group General Manager, Braun North America,
                                      November 1991 - October 1993
Charles W. Cramb                      Senior Vice President, Finance, Chief Financial Officer and  52
  Senior Vice President,              Principal Accounting Officer since July 1997; Vice
  Chief Financial Officer             President and Controller, July 1995 - June 1997; Vice
  and Principal Accounting Officer    President, Finance, Planning and Administration,
                                      Diversified Group, October 1992 - June 1995
Robert E. DiCenso                     Senior Vice President, Personnel and Administration, since   58
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item with respect to the Company's common stock appears in the 1998 Annual Report on the inside back cover under the caption "Common Stock" and at page 40 under the caption,

"Quarterly Financial Information," and is incorporated by reference. As of February 26, 1999, the record date for the 1999 Annual Meeting, there were 61,686 Gillette stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1998 Annual Report at page 41 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1998 Annual Report at pages 18 through 23 under the caption, "Management's Discussion," and is incorporated by reference.

CAUTIONARY STATEMENT

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined within the meaning of the Federal securities laws. These statements may be identified by such forward-looking words as "expect," "look," "believe," "anticipate," "may," "will" and variations of these words or other forward-looking terminology. Forward-looking statements made by the Company are not guarantees of future performance. Actual results may differ materially from those in the forward-looking statements as the result of risks and uncertainties including those listed below. The Company assumes no obligation to update any forward-looking information:

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

     - a substantial portion of the Company's sales having been made outside the United States, making forecasting of sales more difficult;

     - the impact on sales or earnings of fluctuations in exchange rates in one or more of the Company's geographic markets;

     - the impact of the year 2000 issue on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers;

     - the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

     - the effects of rapid technological change on product development differentiation, acceptance and costs including technological advances of competitors;

     - the effects of patents including possible new patents granted to competitors or challenges to Company patents and expiration of patents, which affect competition and product acceptance.

ITEM 7A.  DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

     The information required by this item appears in the 1998 Annual Report at page 21 under the caption, "Market Risk," and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 1998 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report................................  Page 39
(2)  Consolidated Statement of Income for the Years Ended
     December 31, 1998, 1997 and 1996............................  Page 24
(3)  Consolidated Balance Sheet at December 31, 1998 and 1997....  Page 25
(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996............................  Page 26
(5)  Consolidated Statement of Stockholders' Equity for the
     periods ended December 31, 1998, 1997 and 1996..............  Page 27
(6)  Notes to Consolidated Financial Statements..................  Pages 28
                                                                   through 40
(7)  Computation of per share earnings...........................  Pages 24, 28,
                                                                   40 and 41
(8)  Quarterly Financial Information.............................  Page 40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 1999 Proxy Statement at pages 2 through 4, 7 and 8 under the caption "Company Transactions with Directors and Officers," and at page 21 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 1999 Proxy Statement at pages 8 through 17 under the captions "Compensation of Non-Employee Directors", "Personnel Committee Report on Executive Compensation", "Gillette Comparative Five-Year Investment Performance", and "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 1999 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Five Percent Beneficial Owners and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 1999 Proxy Statement at pages 7 and 8 under the caption "Company Transactions with Directors and Officers" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1998 Annual Report at the pages indicated below and are incorporated into Part II by reference.

   (1)  Independent Auditor's Report................................  Page 39
   (2)  Consolidated Statement of Income for the Years Ended
        December 31, 1998, 1997 and 1996............................  Page 24
   (3)  Consolidated Balance Sheet at December 31, 1998 and 1997....  Page 25
   (4)  Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996............................  Page 26
   (5)  Consolidated Statement of Stockholders' Equity for the
        periods ended December 31, 1998, 1997 and 1996..............  Page 27
   (6)  Notes to Consolidated Financial Statements..................  Pages 28
                                                                      through 40
   (7)  Computation of per share earnings...........................  Pages 24, 28 and 40 and 41

SCHEDULES

     The following schedule appears at page 12 of this report:

          II.  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are either not required or not applicable.

EXHIBITS

 3(a)  Composite Certificate of Incorporation of The Gillette
       Company, as amended, filed as Exhibit 3(i) to The Gillette
       Company Quarterly Report on Form 10-Q for the period ended
       March 31, 1998, Commission File No. 1-922, incorporated by reference herein.
  (b)  The Bylaws of The Gillette Company, as amended October 15,
       1998, filed as Exhibit 3 to The Gillette Company Quarterly
       Report on Form 10-Q for the period ended September 30, 1998, incorporated by reference herein.
    4  Instruments Defining the Rights of Security Holders,
       Including Indentures.
  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective December 10, 1996, filed as Exhibit 4(a) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
  (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the
       Gillette Company filed as Exhibit A to Exhibit 1 to The
       Gillette Company Current Report on Form 8-K, dated December
       30, 1985, Commission File No. 1-911, incorporated by reference as Exhibit 4(c) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No. 1-922, incorporated by reference herein.
  (c)  Amendment to Certificate of Designations, Preferences and
       Rights of Series A Junior Participating Preferred Stock dated December 9, 1996, filed as Exhibit 4(c) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-922, incorporated by reference herein.
  (d) Renewed Rights Agreement dated as of December 14, 1995 between The Gillette Company and The First National Bank of
       Boston, filed as Exhibit 4 to The Gillette Company Current
       Report on Form 8-K, dated December 18, 1995, Commission File
       No. 1-911, incorporated by reference herein.

  (e)  Certificate of Designation of the Series C ESOP Convertible
       Preferred Stock of The Gillette Company, dated January 17,
       1990, filed as Exhibit 4(e) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1989,
       Commission File No. 1-922, incorporated by reference herein.
  (f) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit 3(i) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended March 31,
       1998, Commission File No. 1-922, incorporated by reference herein.
  (g)  Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to Registration Statement No. 33-54974 of The
       Gillette Company, filed November 24, 1992, as amended May
       14, 1993 and June 24, 1993 and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  (h)  Form of $150,000,000 and $50,000,000 5.75% notes due October
       15, 2005, issued pursuant to Registration Statement No.
       33-50303 of The Gillette Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit 4.1 to Registration
       Statement No. 3354974 of The Gillette Company, as amended
       May 14, 1993 and June 24, 1993, filed as part of Exhibit
       4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
       The Company has issued non-registered debt instruments copies of which will be furnished to the Commission upon request.
   10  Material Contracts
 *(a) The Gillette Company 1971 Stock Option Plan, as amended filed as Appendix A to the 1997 Proxy Statement, Commission
       File No. 1-922, incorporated by reference herein.
 *(b) The Gillette Company Stock Equivalent Unit Plan, as amended, filed herewith.
 *(c) The Gillette Company Incentive Bonus Plan, as amended, filed as Exhibit 10(c) to The Gillette Company Annual Report on
       Form 10-K for the year ended December 31, 1997, incorporated by reference herein.
 *(d) The Gillette Company Executive Life Insurance Program, filed as Exhibit 10(d) to The Gillette Company Annual Report on
       Form 10-K for the year ended December 31, 1997, incorporated by reference herein.
  (e)  Directors and Officers and Company Reimbursement Indemnity
       Insurance and Pension and Welfare Fund Fiduciary
       Responsibility Insurance policy, filed as Exhibit 10(e) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
 *(f)  Description of Conversion of Outside Directors' Vested
       Pension Benefit into Deferred Stock Units, filed as Exhibit
       10(f) to The Gillette Company Annual Report on Form
       10-K for the year ended December 31, 1996, Commission File
       No. 1-922, incorporated by reference herein.
 *(g)  The Gillette Company Deferred Compensation Plan for Outside
       Directors, filed as Exhibit 10(g) to The Gillette Company
       Annual Report on Form 10-K for the year ended December 31,
       1996, Commission File No. 1-922, incorporated by reference herein.
 *(h) Description of severance pay and benefit arrangements for employees in the event of a change in control, filed as
       Exhibit 10(j) to The Gillette Company Annual Report on Form
       10-K for the year ending December 31, 1989, Commission File
       No. 1-922, incorporated by reference herein.
  (i)  Letter Agreement, dated July 20, 1989, between The Gillette
       Company and Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form
       8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.
 *(j)  Description of agreement between The Gillette Company and
       Robert J. Murray effective January 1, 1996, filed as Exhibit
       10(l) to The Gillette Company Annual Report on Form 10-K for the year ending December 31, 1995, Commission File No.
       1-922, incorporated by reference herein.

 *(k) Description of The Gillette Company Estate Planning Program, filed as Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
 *(l)  The Gillette Company Estate Preservation Plan, filed as
       Exhibit 10(l) to The Gillette Company Annual Report on Form
       10-K for the year ended December 31, 1997, incorporated by reference herein.
 *(m) The Gillette Company Supplemental Retirement Plan, as amended and restated June 16, 1994, filed as Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-922, incorporated by reference herein.
 *(n) The Gillette Company Supplemental Savings Plan, as amended, filed as Exhibit 10(n) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922 incorporated by reference herein.
  (o) Multi-year Credit Agreement dated as of December 20, 1996 among The Gillette Company, Morgan Guaranty Trust Company of
       New York, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10(o) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No.
       1-922, incorporated by reference herein.
  (p)  $2,000,000,000 364-Day Credit Agreement dated as of December
       20, 1996 and amended and restated as of October 20, 1997 and October 19, 1998 among The Gillette Company, Morgan Guaranty
       Trust Company of New York, as agent and a syndicate of domestic and foreign banks, filed herewith.
  (q) Registration Rights Agreement dated as of September 12, 1996 among The Gillette Company, KKR Partners II, L.P. and DI
       Associates, L.P., filed as Exhibit 10.2 to The Gillette
       Company Current Report on Form 8-K filed September 16, 1996,
       Commission File No. 1-922, incorporated by reference herein.
   12 Computation of the ratios of current assets to current liabilities for the years 1998, 1997 and 1996, filed herewith.
   13  Portions of the 1998 Annual Report to Stockholders of The
       Gillette Company incorporated by reference in this Form
       10-K, filed herewith.
   22 List of subsidiaries of The Gillette Company, filed herewith.
   23  Independent Auditors' Consent, filed herewith.
   24  Power of Attorney, filed herewith.
   27  Financial Data Schedule (not considered to be filed).

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

     Under date of February 11, 1999, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule on page 12 of this report. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 11, 1999

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (MILLIONS OF DOLLARS)

                                                             ADDITIONS           DEDUCTIONS
                                                       ----------------------    ----------
                                                       CHARGED                     LOSSES
                                         BALANCE AT       TO                      CHARGED      BALANCE AT
                                         BEGINNING      PROFIT     CHARGED TO        TO          END OF
              DESCRIPTION                 OF YEAR      AND LOSS      OTHER        RESERVES        YEAR
              -----------                ----------    --------    ----------     --------     ----------
1998
-----
  Reserves deducted from assets:
     Receivables.......................     $74          $43           --           $38           $79
                                            ===          ===          ===           ===           ===
1997
-----
  Reserves deducted from assets:
     Receivables.......................     $81          $42           --           $49           $74
                                            ===          ===          ===           ===           ===
1996
-----
  Reserves deducted from assets:
     Receivables.......................     $82          $42          $ 1*          $44           $81
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

                                          By           CHARLES W. CRAMB
                                            ------------------------------------
                                                      Charles W. Cramb
                                                Senior Vice President, Chief
                                                  Financial Officer and
                                                Principal Accounting Officer
Date: March 31, 1999

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

                     SIGNATURES                                        TITLE                       DATE
                     ----------                                        -----                       ----

                 *  ALFRED M. ZEIEN                            Chairman of the Board          March 31, 1999
-----------------------------------------------------  of Directors, Chief Executive Officer
                    Alfred M. Zeien                                and Director

                *  MICHAEL C. HAWLEY                    President, Chief Operating Officer    March 31, 1999
-----------------------------------------------------              and Director
                   Michael C. Hawley

                 *  CHARLES W. CRAMB                          Senior Vice President,          March 31, 1999
-----------------------------------------------------       Chief Financial Officer and
                  Charles W. Cramb                         Principal Accounting Officer

                *  WARREN E. BUFFETT                                 Director                 March 31, 1999
-----------------------------------------------------
                   Warren E. Buffett

                 *  WILBUR H. GANTZ                                  Director                 March 31, 1999
-----------------------------------------------------
                    Wilbur H. Gantz

                *  MICHAEL B. GIFFORD                                Director                 March 31, 1999
-----------------------------------------------------
                   Michael B. Gifford

                *  CAROL R. GOLDBERG                                 Director                 March 31, 1999
-----------------------------------------------------
                   Carol R. Goldberg

                *  HERBERT H. JACOBI                                 Director                 March 31, 1999
-----------------------------------------------------
                   Herbert H. Jacobi

                 *  HENRY R. KRAVIS                                  Director                 March 31, 1999
-----------------------------------------------------
                    Henry R. Kravis

                *  JORGE PAULO LEMANN                                Director                 March 31, 1999
-----------------------------------------------------
                   Jorge Paulo Lemann

               *  RICHARD R. PIVIROTTO                               Director                 March 31, 1999
-----------------------------------------------------
                  Richard R. Pivirotto

             *  ALEXANDER B. TROWBRIDGE                              Director                 March 31, 1999
-----------------------------------------------------
                Alexander B. Trowbridge

                 *  MARJORIE M. YANG                                 Director                 March 31, 1999
-----------------------------------------------------
                    Marjorie M. Yang

                                                                       *By CHARLES W. CRAMB
                                                        ---------------------------------------------------
                                                                         Charles W. Cramb
                                                                        as Attorney-In-Fact