Form 10-Q
period 1999-03-31
GILLETTE CO
filed 1999-05-17
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 1999           Commission File Number 1-922


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 1999  . . . . . . . . . . . . . . 1,109,122,807

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         1999      1998
                                                         ----      ----

Net Sales ..........................................   $ 1,939    $ 2,025
Cost of Sales ......................................       693        783
                                                       -------    -------
    Gross Profit ...................................     1,246      1,242

Selling, General and Administrative Expenses .......       799        808
                                                       -------    -------
    Profit from Operations .........................       447        434

Nonoperating Charges (Income):
  Interest income ..................................        (2)        (1)
  Interest expense .................................        28         17
  Exchange .........................................         9          6
  Other charges - net ..............................         -         (2)
                                                       -------    -------
                                                            35         20
                                                       -------    -------
    Income before Income Taxes .....................       412        414

Income Taxes .......................................       143        146
                                                       -------    -------

    Net Income .....................................       269        268
                                                       =======    =======

Net Income per common share
    Basic ..........................................   $   .24    $   .24
    Assuming full dilution .........................   $   .24    $   .23

Dividends per common share
    Declared .......................................   $     -    $     -
    Paid ...........................................   $ .1275    $ .1075

Weighted average number of common shares outstanding
    Basic ..........................................     1,107      1,122
    Assuming full dilution .........................     1,132      1,152

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                              (Millions of dollars)



                                                       March 31,    December 31,
                                                         1999           1998
                                                     ------------   ------------

                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ........................     $   102      $   102
  Receivables, less allowances 1999-$67; 1998-$79...       2,322        2,943
  Inventories:
     Raw materials and supplies ....................         229          244
     Work in process ...............................         274          232
     Finished goods ................................       1,317        1,119
                                                         -------      -------
           Total Inventories .......................       1,820        1,595
  Deferred income taxes ............................         530          517
  Prepaid expenses .................................         298          283
                                                         -------      -------
           Total Current Assets ....................       5,072        5,440
                                                         -------      -------

Property, Plant and Equipment, at cost .............       5,551        5,705
   Less accumulated depreciation ...................       2,190        2,233
                                                         -------      -------
        Net Property, Plant and Equipment ..........       3,361        3,472
                                                         -------      -------

Intangible Assets, less accumulated amortization ...       2,409        2,448

Other Assets .......................................         617          542
                                                         -------      -------

                                                         $11,459      $11,902
                                                         =======      =======



See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (Millions of dollars)


                                                       March 31,    December 31,
                                                          1999          1998
                                                     ------------    -----------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    755       $    981
  Current portion of long-term debt ................         36              9
  Accounts payable .................................        536            606
  Accrued liabilities ..............................      1,276          1,423
  Dividends payable ................................          -            141
  Income taxes .....................................        201            318
                                                       --------       --------
     Total Current Liabilities .....................      2,804          3,478
                                                       --------       --------

Long-Term Debt .....................................      2,277          2,256
Deferred Income Taxes ..............................        435            411
Other Long-Term Liabilities ........................        870            898
Minority Interest ..................................         39             39

Contingent Redemption Value of Common Stock
  Put Options ......................................        328            277

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued: 1999,
    147,581 shares; 1998, 148,627 shares ...........         89             90
  Unearned ESOP compensation .......................        (10)           (10)
  Common stock, par value $1.00 per share:
    Authorized 2,320,000,000 shares
    Issued: 1999, 1,361,546,297 shares;
            1998, 1,357,913,938 shares .............      1,362          1,358
  Additional paid-in capital .......................        648            621
  Earnings reinvested in the business ..............      5,797          5,529
  Accumulated other comprehensive income ...........     (1,009)          (873)
  Treasury stock, at cost: 1999, 252,423,490 shares;
            l998, 252,507,187 shares ...............     (2,171)        (2,172)
                                                       --------       --------
          Total Stockholders' Equity ...............      4,706          4,543
                                                       --------       --------
                                                       $ 11,459       $ 11,902
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                            Three Months Ended
                                                                March 31
                                                            -----------------
                                                            1999         1998
                                                            ----         ----
Operating Activities
    Net income ....................................        $ 269        $ 268
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...............          121          116
      Other .......................................            1           (3)
      Changes in assets and  liabilities,  net of
      effects from acquisition of businesses:
        Accounts receivable .......................          616          413
        Inventories ...............................         (240)        (226)
        Accounts payable and accrued liabilities ..         (175)        (197)
        Other working capital items ...............         (197)         107
        Other noncurrent assets and liabilities ...          (74)         (44)
        Funding German pension plans...............            -         (252)
                                                           -----        -----
          Net cash provided by operating activities          321          182
                                                           -----        -----
Investing Activities
    Additions to property, plant and equipment ....         (173)        (193)
    Disposals of property, plant and equipment ....           54           30
    Other .........................................            1            1
                                                           -----        -----
         Net cash used in investing activities ....         (118)        (162)
                                                           -----        -----
Financing Activities
    Purchase of treasury stock ....................            -            -
    Proceeds from sale of put options .............           16            -
    Proceeds from exercise of stock option and
         purchase plans ...........................           61           32
    Increase(Decrease) in long-term debt ..........          668          (12)
    Increase(Decrease) in loans payable ...........         (809)          70
    Dividends paid ................................         (142)        (122)
                                                           -----        -----
         Net cash used in financing activities ....         (206)         (32)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........            3            -
                                                           -----        -----
Increase(Decrease) in Cash and Cash Equivalents ...            -          (12)
Cash and Cash Equivalents at Beginning of Year ....          102          105
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $ 102        $  93
                                                           =====        =====
Supplemental disclosure of cash paid for:
    Interest ......................................        $  30        $  25
    Income taxes ..................................        $  43        $  52

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Millions of dollars)
                                   (Unaudited)

                                             Three Months Ended
                                                   March 31
                                             ------------------
                                               1999        1998
                                               ----        ----

Net Income                                    $ 269       $ 268

Other Comprehensive Income, net of tax:
  Foreign Currency Translation Adj.            (136)         24
                                                ---         ---

Comprehensive Income                          $ 133       $ 292
                                                ===         ===

Foreign currency translation adjustments are after favorable (unfavorable) tax effects for three months in 1999, $(54) million and three months in 1998, $3 million.

Accumulated Other Comprehensive Income
--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                   Accumulated
                                      Foreign                         Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1997      $(790)         $ (20)          $(810)
         Change in period                  24              -              24
                                        -----          -----           -----
         Balance March 31, 1998         $(766)         $ (20)          $(786)
                                        =====          =====           =====


         Balance December 31, 1998      $(826)         $ (47)        $  (873)
         Change in period                (136)             -            (136)
                                        -----          -----         -------
         Balance March 31, 1999         $(962)         $ (47)        $(1,009)
                                        =====          =====         =======
(/TABLE>


See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                                1999      1998
                                                ----      ----
Net Income, as reported .............         $  269    $  268
Less:  Preferred stock dividends ....              1         1
                                              ------    ------
Net Income, basic ...................         $  268    $  267
Effect of dilutive securities:
    Convertible preferred stock .....              1         1
                                              ------    ------
Net Income, assuming full dilution ..         $  269    $  268
                                              ======    ======


Common shares, basic ................          1,107     1,122
Effect of dilutive securities:
    Convertible preferred stock .....             12        12
    Stock options ...................             13        18
                                              ------    ------
Common shares, assuming full dilution          1,132     1,152
                                              ======    ======

Net Income per Common Share
  Basic .............................         $  .24    $  .24
                                              ======    ======

  Assuming full dilution ............         $  .24    $  .23
                                              ======    ======


See Acccompanying Notes to Consolidated Financial Statements.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Comments
-------------------
Reference is made to the registrant's 1998 annual report to stockholders, which contains, at pages 24 through 40, financial statements and the notes thereto, which are incorporated by reference in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

For interim reporting purposes, advertising expenses are charged to operations as a percentage of sales, based on estimated sales and related advertising expense for the full year. On an annual basis, advertising costs are expensed in the year incurred.

Effective January 1, 1999, Gillette operations in Mexico have ceased using hyperinflationary accounting. The functional currency in Mexico is the Peso and the switch to non-hyperinflationary accounting had no material impact on reported results.

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If the goodwill amortization cannot be fully recovered, the amount of goodwill impairment is determined based on projected discounted future operating cash flows or appraised values, depending on the nature of the asset.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Accounting Pronouncements
-------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 no later than January 1, 2000. Its impact on the consolidated financial statements is still being evaluated, but it is not expected to be material.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization and Realignment
------------------------------

On September 28, 1998, the Company announced a reorganization that would realign its worldwide operations. In connection with the reorganization and realignment, and in accordance with EITF issue 94-3 and SFAS 121, the Company recorded in the third quarter of 1998 a charge to operating expenses of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted). Employee severance and related benefits, shown below, includes severance payments, fringe benefits, outplacement fees and special termination benefits related to pensions.

Details of the reorganization and realignment charges follow.

                                    Activity    Current    Activity
                        Initial      Through    Quarter     Through
(Millions of dollars)  Provision   Dec.31,1998  Activity  Mar.31,1999  Balance
---------------------  ---------   -----------  --------  -----------  -------
Employee severance and
  related benefits        $385       $ 51         $ 19      $ 70        $315
Asset impairments          135        135            -       135           -
Distributor buyout costs    15          3            7        10           5
                          ----       ----         ----      ----         ---
Total                     $535       $189         $ 26      $215        $320
                          ====       ====         ====      ====         ===

The effect of suspending depreciation for impaired assets in the first quarter was $3 million.

Share Repurchase Program
------------------------
On September 18, 1997, the Company's Board of Directors authorized a share repurchase program to purchase up to 50 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company did not repurchase any shares in the first quarter of 1999. From the inception of the program through March 31, 1999, the Company repurchased 22 million shares in the open market for $1,119 million.

In 1999, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and collected $16 million in premiums in the first quarter. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company may elect to settle by paying net cash or by purchasing the shares. To date the Company has always purchased shares upon settlement and it is the intention of the Company to continue this practice.

The option prices were based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." At March 31, 1999, no "in the money" obligations existed on outstanding options.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                         Net Sales
                                         ---------
                                    Three Months Ended
                                         March  31
                                    -------------------
(Millions of dollars)                 1999        1998
                                     ------      ------
 Blades & Razors                    $  652      $  584
 Toiletries                            225         306
 Stationery Products                   143         166
 Braun Products                        298         343
 Oral-B Products                       145         144
 Duracell Products                     476         482
                                     ------      ------
   Total                            $1,939      $2,025
                                     ======      ======


                                  Profit from Operations
                                  ----------------------
                                    Three Months Ended
                                         March  31
                                    ------------------
 (Millions of dollars)                 1999       1998
                                      ------     ------
 Blades & Razors                     $  266     $  243
 Toiletries                              30         23
 Stationery Products                      1         13
 Braun Products                          38         39
 Oral-B Products                         23         19
 Duracell Products                       92         98
                                      ------     ------
 Sub-total Reportable Segments          450        435
 All Other                               (3)        (1)
                                      ------     ------
   Total                             $  447     $  434
                                      ======     ======

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                          Identifiable Assets
                                 ----------------------------------------
                                 Mar 31,    Dec 31,    Mar 31,    Dec 31,
(Millions of dollars)             1999       1998       1998       1997
                                 -------    -------    -------    -------
Blades & Razors                 $ 3,347    $ 3,378    $ 3,009    $ 3,006
Toiletries                          747        771        861      1,004
Stationery Products               1,211      1,330      1,269      1,299
Braun Products                    1,574      1,679      1,397      1,544
Oral-B Products                     725        680        602        622
Duracell Products                 3,014      3,288      2,926      3,138
                                 ------     ------     ------     ------
Sub-total Reportable Segments    10,618     11,126     10,064     10,613
All Other                           841        776        628        251
                                 ------     ------     ------     ------
  Total                         $11,459    $11,902    $10,692    $10,864
                                 ======     ======     ======     ======

                                     PAGE 11
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Results for any interim period, such as that described in the following analysis, are not necessarily indicative of the results for the entire year.

First Quarter 1999 versus 1998
------------------------------
Sales for the quarter ended March 31, 1999, were $1.94 billion, a decrease of 4% versus the same quarter of the prior year. Excluding the adverse effects of exchange and the divestitures of Jafra Cosmetics International and the rechargeable battery business, sales rose 3%.

Sales in North America were considerably above those of the prior year, due to successful new product launches, including the Mach3 shaving system, Oral-B CrossAction toothbrush and Duracell Ultra battery. Sales in Latin America were significantly below those of the prior year, reflecting the negative effect of Brazil's recessionary environment on both volume and exchange rates. Sales in Asia-Pacific were appreciably above those of the prior year, due to the success of the Mach3 launch in Australia and Japan, as well as improvement of the battery market in South Korea. Sales in Western Europe were marginally below those of the previous year, as considerable gains in blades and razors, driven by the Mach3 system, were offset by softness in stationery products and the impact of Germany's weak economy on Braun sales. Sales in AMEE (Africa, Middle East and Eastern Europe) were substantially below those of the prior year, due to unfavorable exchange and the poor Russian economy.

Sales and profits of blade and razor products were notably higher than those of the prior year, buoyed by sales of the Mach3 system. Sales and profits in North America, three full quarters after the initial launch of Mach3, were substantially above those of the prior year, a pattern that is being repeated in markets around the world. Driven by the June 1998 launch of the Mach3 shaving system, Gillette blade dollar share in the United States has grown 3.5 percentage points, from 66.9% in March 1998 to 70.4% in March 1999. In Western Europe, where the Mach3 system was launched in September 1998, and sales grew considerably, Gillette blade dollar share increased 2.4 percentage points to
73.2 percent, from Jan/Feb 1998 to Jan/Feb 1999.

Sales of Duracell products were about the same as those of the prior year, as strength in the United States and some recovery in South Korea were offset by weakness in Latin America and AMEE, and by the negative impact of exiting the rechargeable battery business. The total alkaline battery dollar market in the United States grew by 13% from March 1998 to March 1999, with the Duracell share of that rapidly expanding market growing from 48.6% in March 1998 to 50.2% in March 1999. Duracell profits declined from those of the prior year, reflecting marketing expenses behind the geographic rollout of Ultra batteries.

Braun sales were significantly below those of 1998, due to poor Christmas retail offtake in the United States and softness in Western Europe and AMEE. Profits were only marginally below those of 1998, the result of manufacturing efficiencies, cost containment and reduced marketing expenses.

Toiletries sales were markedly below those of the prior year, due in part to unmatched Jafra sales since the divestiture of the business on April 30, 1998. Excluding Jafra, toiletries sales were appreciably below those of the prior year, as good growth in North America was overshadowed by much lower sales in AMEE markets. Profits were sharply higher, due to unmatched new product launch expenses in 1998.

                                     PAGE 12
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales and profits of stationery products were substantially below those of 1998. Sales were affected by weakness in Parker pen sales in all regions, while the sharp drop in profits was due to fewer sales dollars to cover fixed costs.

Sales of Oral-B products in the first quarter showed little change from those of the prior year, as strong growth in North America, driven by the CrossAction toothbrush, was offset by much lower sales in Latin America. Profits were significantly higher than those of the previous year, aided by favorable product mix.

Costs and  Expenses
-------------------
Gross profit was $1.25 billion, virtually unchanged from 1998. Gross profit as a percentage of sales was 64.3%, compared with 61.3% in 1998. Margin improvement is due to improved sales mix from increased sales of higher margin blade and razor products, plus the introduction of higher margin new products for Duracell and Oral-B.

Selling, general and administrative expenses decreased by $9 million, or 1%. Combined advertising and sales promotion expenses increased 6% versus the prior year. Spending on research and development decreased 2%, while other marketing and administrative expenses decreased 5%.

Profit from operations was $447 million, up 3% from $434 million a year earlier.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program. Net exchange losses were also higher, primarily due to conditions in Turkey. The effective tax rate was lower.

Net income of $269 million was virtually unchanged from the $268 million in 1998. Diluted net income per common share of $.24 was 4% above the $.23 of a year earlier.

Reorganization and Realignment
------------------------------
On September 28, 1998, the Company announced a reorganization and realignment program that resulted in a third-quarter charge to operations of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted).

The program will result in the closure of 14 factories, 12 warehouses and 30 office facilities, as well as a reduction of approximately 4,700 employees across all business segments, geographies and employee groups. Pretax cash outlays were $16 million in 1998 and are estimated at approximately $180 million in 1999 and $160 million in 2000. Cash severance payments will extend beyond the completion of program activities, due to the severance payment options available to affected employees. In 1999, cash expenditures from the program are expected to be greater than the cash benefits generated. Cash requirements will be funded from operations. When fully implemented in 2000, the program will generate pretax savings of approximately $200 million annually.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Employee reductions through March 31, 1999, totaled 846 employees. Progress to date has met expectations, and the pace of realignment activities is accelerating. In 1999, approximately 40% of the annual benefit should be achieved, with the majority of the estimated annual savings realized in 2000, when the program is completed.

Additional reorganization and realignment details are provided in the Notes to Consolidated Financial Statements.

Financial Condition
-------------------
Net cash provided by operating activities for the three months ended March 31, 1999, amounted to $321 million, compared with $182 million in the same period last year. A significant portion of this change is due to the funding of the German pension plan in 1998. Other working capital items compared unfavorably to 1998 due to the timing of tax payments.

At March 31, 1999, receivables were significantly below the year-end balance, while inventories increased markedly, typical movements in the first quarter. Net debt (Loans Payable, Current portion of long-term debt and Long-Term debt, net of associated swaps, less Cash and cash equivalents) at March 31, 1999, amounted to $2.89 billion, compared with $3.18 billion at year-end 1998. The decrease in net debt was primarily due to the availability of cash provided by operating activities. The Company's current ratio at March 31, 1999, was 1.81, compared with 1.56 at December 31, 1998, reflecting the impact of lower loans payable.

On February 2, 1999, the Company issued a $343 million Euro denominated debt obligation due February 2004. On March 26, 1999, the Company entered into a $325 million Euro denominated debt obligation which expires in March 2002. The proceeds were used to reduce commercial paper borrowing and for other Corporate purposes. Based on the Company's intention and ability to maintain its revolving credit agreements beyond 1999, $500 million of commercial paper borrowing was classified as long-term debt at March 31, 1999. At December 31, 1998, $1,100 million of commercial paper borrowing was classified as long-term debt.

Year 2000
---------
The Company has undertaken a comprehensive approach to address its potential exposure to the Year 2000 issue - covering all potentially affected areas (applications, computers, facilities, manufacturing equipment, suppliers, customers, etc.) at all locations.

At March 31, 1999, 93% of the affected items identified were certified to be Year 2000 compliant, or their risks have been minimized to an appropriate level. The Company expects to make substantial progress on the remaining items by June 30, 1999. The remaining tasks have been identified and are well understood. Resources have been assigned, and the work is under way.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Gillette has established 180 separate contact points around the world to track the year 2000 progress of each of the Company's 180 facilities or organizations. In the discovery phase of the Year 2000 effort, potentially affected items at all 180 locations were identified. Of the 25,000 total items identified, 7,800 were internal Information Technology (IT) and non-IT items classified as high impact. Of those 7,800 high impact items, only 3% are not yet compliant. There are four information technology system replacement projects under way, in individual foreign countries, which will result in Year 2000 compliance for all remaining items that are considered significant. These four projects are in phase five (phase six is Year 2000 certified compliance). Three of the replacements are scheduled for completion in June through August 1999.The fourth system replacement, which in one country supports half of our business activity, is scheduled for completion in October 1999. Although this project supports only a portion of our business in a single country, with minimal business risk, contingency plans are being developed for this system and will be enacted if required.

The Company has material third-party relationships with suppliers of raw materials, and with customers and utility providers. Raw materials are readily available and most can be supplied by a number of alternate vendors.

We purchase raw materials externally and generally have strong relationships with our vendors, for whom we are a significant source of revenue. For large or important vendors, we have asked for confirmation of their compliance and verification that their program also extends to the compliance of their suppliers. Where initial responses were questionable, we have engaged in dialogue and followed up with on-site visits where appropriate. For those very few who remain questionable, we continue to monitor them closely. If not confident of their compliance, we will invoke contingency plans as and when necessary.

For our largest customers (those cumulatively representing 75% of sales for a country), we have informed them of our progress and inquired of theirs, focusing on their ability to order, receive and pay for our products. We are in the process of testing electronic interfaces with all significant North American customers. In addition, some local operations have mailed informational packages to all customers and/or hosted conferences to raise awareness, share our progress and assess our customers' efforts.

The Company has an extensive quality assurance program in place, including the RAP 2000 program (rapid assessment program) carried out by external consultants, designed to ensure that Year 2000 activities are accomplishing their objectives. In addition, the Company has reviewed independent external assessments of infrastructure risk in foreign countries.

The Company continues to develop detailed contingency plans to deal with unexpected issues, which may occur. These plans include the identification of appropriate resources and response teams. Individual business managers worldwide are responsible to ensure their business functions continue to operate normally. We have established Company-wide minimum requirements for contingency plans, which are under development. While the specifics vary by country, the general strategies include: increasing the on-hand supply of raw materials and finished goods; identifying alternate suppliers of raw materials; employing backup generators; ensuring key personnel (both business and technical) are physically on-site; backing up critical systems just before year-end; and identifying alternative methods of doing business with customers as necessary.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

We are also in the process of establishing contingency teams at each operating location that will be empowered to address any internal or third-party failures by approving temporary changes in our business processes and policies, should this be necessary to ensure business continuity.

In addition, Gillette operations depend on infrastructures in over 200 countries and territories in which the Company operates and, therefore, a failure of any one of those infrastructures could materially adversely affect its operations. Our most significant foreign markets, based on net sales and manufacturing, are, in alphabetical order, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, and the United Kingdom. In these countries, we are not aware of any significant weaknesses in their infrastructures. Independent external consultants have reinforced our conclusions.

Despite this comprehensive approach, the Company cannot be completely sure that issues will not arise, nor events occur, that could have material adverse effects on the Company's results of operations or financial condition. Nevertheless, Gillette does not expect a material failure. The Company's Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worst-case scenario is that a short-term disruption will occur with a small number of customers or suppliers, requiring an appropriate response.

Spending for the program is budgeted, expensed as incurred and not expected to be material.

                                     PAGE 16
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, advertising, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.


Item 4.  Vote of Security Holders

At its Annual Meeting on April 15, 1999, the stockholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2002 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                            For              Withheld
                                        -----------         ----------
         Warren E. Buffett              945,682,707          9,717,203
         Michael B. Gifford             945,500,205          9,899,705
         Carol R. Goldberg              945,182,731         10,217,179
         Marjorie M. Yang               945,347,881         10,052,029

2. Approved the appointment by the Board of Directors of KPMG as auditors for the year 1999. The vote was 949,806,941 for and 2,044,875 against the proposal, with 3,548,094 abstentions.

3. Rejected a stockholder proposal calling for the Company's endorsement of the CERES principles on the environment. The vote was 660,554,966 against and 53,965,835 for the proposal with 65,140,499 abstentions and 175,738,610 broker nonvotes.

Item 5.  Other Information

Cautionary Statement
--------------------
From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined within the meaning of the Federal securities laws. These statements may be identified by such forward-looking words as "expect," "look," "believe," "anticipate," "may," "will," and variations of these words or other forward-looking terminology. Forward-looking statements made by the Company are not guarantees of future performance. Actual results may differ materially from those in the forward-looking statements as the result of risks and uncertainties including those listed below. The Company assumes no obligation to update any forward-looking information.

    * the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close;

    * vigorous competition within the Company's product markets, including pricing and promotional advertising or other activities in order to preserve or gain market share, the timing of which cannot be foreseen by the Company;

    * the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction;

    * the  costs   and  effects  of   unanticipated   legal  and  administrative
      proceedings;

    * the impacts of unusual items resulting from ongoing evaluations of business strategies, asset valuations and organizational structure;

    * a substantial portion of the Company's sales having been made outside the United States, making forecasting of sales more difficult;

    * the impact on sales or earnings of fluctuations in exchange rates in one or more of the Company's foreign markets;

    * the impact of the year 2000 issue on the Company's order, production, distribution and financial systems and the systems of its suppliers, customers and utility providers;

    * the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control;

    * the   effects  of  rapid  technological  change  on   product  development
      differentiation, acceptance and costs including technological advances of competitors;

    * the  effects  of  patents  including   possible  new  patents  granted  to
      competitors or challenges to Company patents and expiration of patents, which affect competition and product acceptance.


Item 6(a)  Exhibits

Exhibit 27 Financial Data Schedule


Item 6(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated February 19, 1999, which referred to an announcement by the Company on the previous day of the planned retirement of Alfred M. Zeien, Chairman of the Board and Chief Executive Officer, and the election of Michael C. Hawley as Chairman of the Board and Chief Executive Officer.

                                     PAGE 19
                                    SIGNATURE






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President, Finance,
Chief Financial Officer and
Principal Accounting Officer
May 14, 1999