Form 10-Q
period 1999-06-30
GILLETTE CO
filed 1999-08-12
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 1999           Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 1999  . . . . . . . . . . . . . . 1,085,001,932

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)

                                   (Unaudited)
                                                       Three Months Ended         Six Months Ended
                                                            June 30                   June 30
                                                       ------------------        ------------------
                                                         1999      1998            1999      1998
                                                         ----      ----            ----      ----

Net Sales ..........................................   $ 2,414    $ 2,325        $ 4,353    $ 4,350
Cost of Sales ......................................       912        882          1,605      1,665
                                                       -------    -------        -------    -------
    Gross Profit ...................................     1,502      1,443          2,748      2,685

Selling, General and Administrative Expenses .......     1,010        848          1,809      1,656
                                                       -------    -------        -------    -------
    Profit from Operations .........................       492        595            939      1,029

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (2)            (3)        (3)
  Interest expense .................................        24         17             52         34
  Exchange .........................................         6          7             15         13
  Other charges - net ..............................         4         (2)             4         (4)
                                                       -------    -------        -------    -------
                                                            33         20             68         40
                                                       -------    -------        -------    -------
    Income before Income Taxes .....................       459        575            871        989

Income Taxes .......................................       159        203            302        349
                                                       -------    -------        -------    -------

    Net Income .....................................   $   300    $   372        $   569    $   640
                                                       =======    =======        =======    =======

Net Income per common share
    Basic ..........................................   $   .27    $   .33        $   .51    $   .57
    Assuming full dilution .........................   $   .26    $   .33        $   .50    $   .56

Dividends per common share
    Declared .......................................   $ .1475    $ .1275        $ .1475    $ .1275
    Paid ...........................................   $ .1475    $ .1275        $ .2750    $ .2350

Weighted average number of common shares outstanding
    Basic ..........................................     1,101      1,124          1,103      1,123
    Assuming full dilution .........................     1,124      1,154          1,127      1,153

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                              (Millions of dollars)



                                                       June 30,     December 31,
                                                         1999           1998
                                                     ------------   ------------

                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    63      $   102
  Trade receivables,less allowances 1999-$58; 1998-$79     2,262        2,622
  Other receivables ..................................       311          321
  Inventories:
     Raw materials and supplies ......................       212          244
     Work in process .................................       266          232
     Finished goods ..................................     1,306        1,119
                                                         -------      -------
           Total Inventories .........................     1,784        1,595
  Deferred income taxes ..............................       503          517
  Other current assets ...............................       319          283
                                                         -------      -------
           Total Current Assets ......................     5,242        5,440
                                                         -------      -------

Property, Plant and Equipment, at cost ...............     5,621        5,705
   Less accumulated depreciation .....................     2,203        2,233
                                                         -------      -------
        Net Property, Plant and Equipment ............     3,418        3,472
                                                         -------      -------

Intangible Assets, less accumulated amortization .....     2,378        2,448

Other Assets .........................................       545          542
                                                         -------      -------

                                                         $11,583      $11,902
                                                         =======      =======



See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (Millions of dollars)


                                                       June 30,     December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    844       $    981
  Current portion of long-term debt ................         64              9
  Accounts payable .................................        509            606
  Accrued liabilities ..............................      1,271          1,423
  Dividends payable ................................          -            141
  Income taxes .....................................        365            318
                                                       --------       --------
     Total Current Liabilities .....................      3,053          3,478
                                                       --------       --------

Long-Term Debt .....................................      3,259          2,256
Deferred Income Taxes ..............................        433            411
Other Long-Term Liabilities ........................        859            898
Minority Interest ..................................         37             39

Contingent Redemption Value of Common Stock
  Put Options ......................................        366            277

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued: 1999,
    145,156 shares; 1998, 148,627 shares ...........         88             90
  Unearned ESOP compensation .......................         (7)           (10)
  Common stock, par value $1.00 per share:
    Authorized 2,320,000,000 shares
    Issued: 1999, 1,362,150,261 shares;
            1998, 1,357,913,938 shares .............      1,362          1,358
  Additional paid-in capital .......................        648            621
  Earnings reinvested in the business ..............      5,932          5,529
  Accumulated other comprehensive income ...........     (1,095)          (873)
  Treasury stock, at cost: 1999, 277,148,329 shares;
            l998, 252,507,187 shares ...............     (3,352)        (2,172)
                                                       --------       --------
          Total Stockholders' Equity ...............      3,576          4,543
                                                       --------       --------
                                                       $ 11,583       $ 11,902
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30
                                                            -----------------
                                                            1999         1998
                                                            ----         ----
Operating Activities
    Net income ....................................        $ 569        $ 640
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...............          228          232
      Other .......................................            4          (26)
      Changes in assets and  liabilities,  net of
      effects from acquisition of businesses:
        Accounts receivable .......................          321          117
        Inventories ...............................         (238)        (376)
        Accounts payable and accrued liabilities ..         (243)        (233)
        Other working capital items ...............          (32)         (21)
        Other noncurrent assets and liabilities ...           (1)         (52)
        Funding of German pension plans............            -         (252)
                                                           -----        -----
          Net cash provided by operating activities          608           29
                                                           -----        -----
Investing Activities
    Additions to property, plant and equipment ....         (390)        (412)
    Disposals of property, plant and equipment ....           72           37
    Sale of Business ..............................            -          200
    Other .........................................            1           16
                                                           -----        -----
         Net cash used in investing activities ....         (317)        (159)
                                                           -----        -----
Financing Activities
    Purchase of treasury stock ....................       (1,133)        (116)
    Proceeds from sale of put options .............           38           23
    Proceeds from exercise of stock option and
         purchase plans ...........................           80           53
    Increase in long-term debt ....................        1,103          288
    Increase(Decrease) in loans payable ...........         (110)         119
    Dividends paid ................................         (306)        (266)
                                                           -----        -----
         Net cash (used in) provided by financing
           activities .............................         (328)         101
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........           (2)           -
                                                           -----        -----
Increase(Decrease) in Cash and Cash Equivalents ...          (39)         (29)
Cash and Cash Equivalents at Beginning of Year ....          102          105
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $  63        $  76
                                                           =====        =====
Supplemental disclosure of cash paid for:
    Interest ......................................        $  33        $  53
    Income taxes ..................................        $ 144        $ 241

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Millions of dollars)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           1999        1998    1999        1998
                                           ----        ----    ----        ----

Net Income                                $ 300       $ 372   $ 569       $ 640

Other Comprehensive Income, net of tax:
  Foreign Currency Translation              (86)        (13)   (222)         11
                                            ---         ---     ---         ---

Comprehensive Income                      $ 214       $ 359   $ 347       $ 651
                                            ===         ===     ===         ===

Foreign currency translation is after favorable (unfavorable) tax effects for three months of $(34) million in 1999 and $(2) million in 1998 and for six months of $(88) million in 1999 and $ 1 million in 1998.

Accumulated Other Comprehensive Income
--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                   Accumulated
                                      Foreign                         Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1997    $  (790)         $ (20)        $  (810)
         Change in period                  24              -              24
                                        -----          -----           -----
         Balance March 31, 1998          (766)           (20)           (786)
         Change in period                 (13)             -             (13)
                                        -----          -----           -----
         Balance June 30, 1998        $  (779)         $ (20)        $  (799)
                                        =====          =====           =====


         Balance December 31, 1998    $  (826)         $ (47)        $  (873)
         Change in period                (136)             -            (136)
                                        -----          -----         -------
         Balance March 31, 1999          (962)           (47)         (1,009)
         Change in period                 (86)             -             (86)
                                        -----          -----         -------
         Balance June 30, 1999        $(1,048)         $ (47)        $(1,095)
                                        =====          =====         =======
(/TABLE>


See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                   June 30                 June 30
                                             ------------------       ------------------
                                                1999      1998           1999      1998
                                                ----      ----           ----      ----
Net Income, as reported .............         $  300    $  372         $  569    $  640
Less:  Preferred stock dividends ....              1         1              2         2
                                              ------    ------         ------    ------
Net Income, basic ...................         $  299    $  371         $  567    $  638
Effect of dilutive securities:
    Convertible preferred stock .....              1         2              2         3
                                              ------    ------         ------    ------
Net Income, assuming full dilution ..         $  300    $  373         $  569    $  641
                                              ======    ======         ======    ======


Common shares, basic ................          1,101     1,124          1,103     1,123
Effect of dilutive securities:
    Convertible preferred stock .....             12        12             12        12
    Stock options ...................             11        18             12        18
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,124     1,154          1,127     1,153
                                              ======    ======         ======    ======

Net Income per Common Share
  Basic .............................         $  .27    $  .33         $  .51    $  .57
                                              ======    ======         ======    ======

  Assuming full dilution ............         $  .26    $  .33         $  .50    $  .56
                                              ======    ======         ======    ======


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

Prior year financial statements have been reclassified to conform to the 1999 presentations.

Accounting Pronouncements
-------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 no later than January 1, 2001. Its impact on the consolidated financial statements is still being evaluated, but it is not expected to be material.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization and Realignment
------------------------------

On September 28, 1998, the Company announced a reorganization that would realign its worldwide operations. In connection with the reorganization and realignment, and in accordance with EITF issue 94-3 and SFAS 121, the Company recorded in the third quarter of 1998 a charge to operating expenses of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted). No material adjustments have been made to the original plan. Employee related expenses, other benefits, shown below, include fringe benefits, outplacement fees and special termination benefits related to pensions.

Details of the reorganization and realignment charges follow.

                                                             Plan
                                    Activity    Current    Inception
                        Initial      Through    Quarter     Through
(Millions of dollars)  Provision   Dec.31,1998  Activity  Jun.30,1999  Balance
---------------------  ---------   -----------  --------  -----------  -------
Employee related expenses
  Severance payments      $305       $ 12         $ 17      $ 38        $267
  Other benefits            80         39            9        58          22
Asset impairments
  Prop., plant, & equip.   122        122            -       122           -
  Other assets              13         13            -        13           -
Distributor buyout costs    15          3            1        11           4
                          ----       ----         ----      ----        ----
Total                     $535       $189         $ 27      $242        $293
                          ====       ====         ====      ====        ====

The effect of suspending depreciation for impaired assets in the second quarter was $3 million.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program
------------------------
On September 18, 1997, the Company's Board of Directors authorized a share repurchase program to purchase up to 50 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company did not repurchase any shares in the first quarter of 1999. In the second quarter of 1999, the Company repurchased 25 million shares in the open market for $1,183 million. From the inception of the program through June 30, 1999, the Company repurchased 47 million shares in the open market for $2,302 million.

On June 17,1999, the Company's Board of Directors authorized an expansion of the share repurchase program from 50 to 75 million shares. The original 50 million share repurchase was completed in July 1999. The Company plans to purchase the additional 25 million shares over the next 12 to 18 months in the open market or in privately negotiated transactions, depending on market conditions and other factors.

In 1999, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and earned $42 million in premiums through June 30, 1999. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company may elect to settle by paying net cash or by purchasing the shares. To date the Company has purchased shares upon settlement and it is the intention of the Company to continue this practice.

The option prices were based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent
Redemption Value of Common Stock Put Options." At June 30, 1999, the "in the money" obligation (i.e., when the option strike price is greater than the closing price for Gillette common stock on June 30, 1999) related to the written put options maturing on specific dates during the third quarter of 1999 was $57 million.

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

                                                     Net Sales
                                    --------------------------------------------
                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------      -------------------
(Millions of dollars)                 1999        1998         1999        1998
                                     ------      ------       ------      ------
 Blades & Razors                    $  824      $  742       $1,476      $1,326
 Toiletries                            281         300          506         606
 Stationery Products                   209         218          352         384
 Braun Products                        328         344          626         687
 Oral-B Products                       164         157          309         301
 Duracell Products                     608         564        1,084       1,046
                                     ------      ------       ------      ------
   Total                            $2,414      $2,325       $4,353      $4,350
                                     ======      ======       ======      ======


                                             Profit from Operations
                                    --------------------------------------------
                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    ------------------       -------------------
 (Millions of dollars)                 1999       1998         1999        1998
                                      ------     ------       ------      ------
 Blades & Razors                     $  321     $  296       $  587      $  539
 Toiletries                              18         28           48          51
 Stationery Products                     15         34           16          47
 Braun Products                          14         59           52          98
 Oral-B Products                         20         28           43          47
 Duracell Products                      117        130          209         228
                                      ------     ------       ------      ------
 Sub-total Reportable Segments          505        575          955       1,010
 All Other                              (13)        20          (16)         19
                                      ------     ------       ------      ------
   Total                             $  492     $  595       $  939      $1,029
                                      ======     ======       ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       Identifiable Assets
                                 ---------------------------------------------------------------
                                 Jun 30,    Mar 31,    Dec 31,    Jun 30,    Mar 31,    Dec 31,
(Millions of dollars)             1999       1999       1998       1998       1998       1997
                                 -------    -------    -------    -------    -------    -------
Blades & Razors                 $ 3,532    $ 3,347    $ 3,378    $ 3,189    $ 3,009    $ 3,006
Toiletries                          770        747        771        794        861      1,004
Stationery Products               1,197      1,211      1,330      1,282      1,269      1,299
Braun Products                    1,546      1,574      1,679      1,472      1,397      1,544
Oral-B Products                     749        725        680        611        602        622
Duracell Products                 3,008      3,014      3,288      3,017      2,926      3,138
                                 ------     ------     ------     ------     ------     ------
Sub-total Reportable Segments    10,802     10,618     11,126     10,365     10,064     10,613
All Other                           781        841        776        716        628        251
                                 ------     ------     ------     ------     ------     ------
  Total                         $11,583    $11,459    $11,902    $11,081    $10,692    $10,864
                                 ======     ======     ======     ======     ======     ======

                                     PAGE 12
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Results for any interim period, such as that described in the following analysis, are not necessarily indicative of the results for the entire year.

Second Quarter 1999 versus 1998
------------------------------
Sales for the quarter ended June 30, 1999, were $2.41 billion, an increase of 4% versus the same quarter of the prior year. Excluding the adverse effects of exchange and the divestiture of Jafra Cosmetics International, sales climbed 9%.

Sales in North America were 8% above those of the prior year, due to successful new product launches, including the Mach3 shaving system, Oral-B CrossAction toothbrush and Duracell Ultra battery. Sales in Latin America were 1% below those of the prior year, reflecting the negative effect of Brazil's recessionary environment on both volume and exchange rates. Sales in Asia-Pacific were 14% above those of the prior year, due to the success of the Mach3 launch, as well as improvement of the battery market in South Korea. Sales in Western Europe were 4% above those of the previous year, due to blades and razors, driven by the Mach3 system. Sales in AMEE (Africa, Middle East and Eastern Europe) were 1% above those of the prior year, as upsides in battery sales, due to the Geep acquisition in India, and blade and razor sales, due to the Mach3 launch, were offset by declines in Russia.

Sales and profits of blade and razor products were 11% and 9% higher, respectively, than those of the prior year, buoyed by sales of the Mach3 shaving system. One year after the launch of Mach3, sales in North America were 8% above those of the prior year. Gillette blade dollar share in the United States has grown 2.7 percentage points, from 66.1% in June 1998 to 68.8% in June 1999, driven by the June 1998 launch of the Mach3 shaving system. In Western Europe, where the Mach3 system was launched in September 1998, and sales grew 17%, Gillette blade dollar share increased 2.0 percentage points to 72.9% from March/April 1998 to March/April 1999. Profit growth is below sales growth due to increased marketing expenses to support the Mach3 launch.

Sales of Duracell products were 8% above those of the prior year, on strength in the United States. The total alkaline battery dollar market in the United States grew by 10% from June 1998 to June 1999, with the Duracell share of that rapidly expanding market growing from 48.2% in June 1998 to 50.2% in June 1999. Duracell profits were 10% below those of the prior year, reflecting marketing expenses behind the geographic rollout of Ultra batteries, as well as unfavorable factory variances due to lower production levels as a result of lower international shipments.

Braun sales were 4% below those of 1998, due to poor Christmas retail offtake in the United States which continued to impact North American sales in the second quarter. Somewhat offsetting the North American results was a return to sales growth in Europe. Profits were $14 million in 1999, compared to $59 million in 1998, the result of lower sales dollars to cover fixed costs as well as unfavorable factory variances due to lower production levels.

Toiletries sales were 6% below those of the prior year, due to the divestiture of the Jafra business on April 30, 1998. Excluding Jafra, toiletries sales were equal to those of the prior year, as growth in North America was overshadowed by lower sales in Europe and AMEE markets. Profits were 33% below the prior year, due to lower sales dollars to cover fixed costs.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales of stationery products were 4% below those of 1998 due to weakness in Parker pen sales in all regions. Profits were $15 million in 1999 compared to $34 million in 1998. The decrease was due to the lower sales as well as the unfavorable factory variances resulting from lower production levels.

Sales of Oral-B products in the second quarter were 4% above those of the prior year, driven by the CrossAction toothbrush in North America. Profits were 28% lower than those of the previous year, due to marketing expenses and start-up costs associated with the CrossAction toothbrush.

Six Months 1999 versus 1998
------------------------------
Sales for the six months ended June 30, 1999, were $4.35 billion, equal to those of the first six months of 1998. Excluding the adverse effects of exchange and the divestiture of Jafra Cosmetics International, sales rose 6%.

Sales in North America were 9% above those of the prior year, due to successful new product launches, including the Mach3 shaving system, Oral-B CrossAction toothbrush and Duracell Ultra battery. Sales in Latin America were 8% below those of the prior year, reflecting the negative effect of Brazil's recessionary environment on both volume and exchange rates. Sales in Asia-Pacific were 12% above those of the prior year, due to the success of the Mach3 launch in Australia and Japan, as well as improvement of the battery market in South Korea. Sales in Western Europe were 1% above those of the previous year, as gains in blades and razors, driven by the Mach3 system, were offset by softness in stationery products and the impact of Germany's weak economy on Braun sales. Sales in AMEE (Africa, Middle East and Eastern Europe) were 12% below those of the prior year, due to unfavorable exchange and the poor Russian economy.

Sales and profits of blade and razor products were 11% and 9% higher, respectively, than those of the prior year, buoyed by sales of the Mach3 system. Sales in North America, reflecting the steady growth of the Mach3 shaving system, were 18% above those of the prior year, a pattern that is being repeated in markets around the world. Mach3 shares continue to grow steadily in Western Europe, following the September 1998 launch. With the exception of Brazil, Mach3 has now been launched in all major markets in Latin America, AMEE and Asia Pacific and is contributing to improving results in those regions. Profit growth is below sales growth due to increased marketing expenses to support the Mach3 launch.

Sales of Duracell products were 4% above those of the prior year, on strength in the United States. Duracell profits were 8% below those of the prior year, reflecting marketing expenses behind the geographic rollout of Ultra batteries, as well as unfavorable factory variances due to lower production volumes as a result of lower international shipments.

Braun sales were 9% below those of 1998, due to poor Christmas retail offtake in the United States and softness in Western Europe and AMEE. Profits were $52 million in 1999, compared to $98 million in 1998, primarily the result of lower sales dollars to cover fixed costs.

Toiletries sales were 16% below those of the prior year, due primarily to the divestiture of the Jafra business on April 30, 1998. Excluding Jafra, toiletries sales were 4% below those of the prior year, as growth in North America was overshadowed by lower sales in Western Europe, AMEE and Latin
America markets. Profits were 5% below those of the prior year, however, excluding Jafra, profits rose 7% due to unmatched new product launch expenses in 1998.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Sales of stationery products were 8% below those of 1998 due to weakness in Parker pen sales in all regions. Profits were $16 million in 1999 compared to $47 million in 1998. The decrease was due to the lower sales, as well as the unfavorable factory variances resulting from lower production levels.

Sales of Oral-B products through six months were 3% above those of the prior year, driven by the launch of the CrossAction toothbrush in North America. Profits were 8% lower than those of the previous year, due to marketing expenses and start-up costs associated with the CrossAction toothbrush.


Costs and Expenses
------------------
Gross profit was $2.75 billion, an increase of 2% versus 1998. Gross profit as a percentage of sales was 63.1%, compared with 61.7% in 1998. Margin improvement is due to improved sales mix from increased sales of higher margin blade and razor products, plus the introduction of higher margin new products from Duracell and Oral-B.

Selling, general and administrative expenses increased by $153 million, or 9%. Combined advertising and sales promotion expenses were the major contributors to the increase, as they grew 10% versus the prior year due to new product activity. Spending on research and development increased 5%.

Profit from operations was $939 million, down 9%, versus $1,029 million a year earlier.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program. Net exchange losses also were higher, primarily due to conditions in Turkey.

Net income of $569 million was 11% below the $640 million in 1998. Diluted net income per common share of $.50 was 11% below the $.56 of a year earlier.

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

The program will result in the closure of 14 factories, 12 warehouses and 30 office facilities,as well as a reduction of approximately 4,700 employees across all business segments, geographies and employee groups. Management believes that appropriate progress is being made in achieving the objectives of the reorganization and realignment program. Project activity is on track with the original project plan and no significant changes have been made to the plan.

Details of the facility closures and employee reductions follow.

                                                                Plan
                                             Current          Inception
                                Initial      Quarter           Through
                                 Plan        Activity       June 30, 1999
                                -------      --------       -------------
     Facility Closures
          Factories                14             1                  3
          Warehouses               12             2                  4
          Office Facilities        30             1                  3

     Employee reductions        4,700           425              1,271

At June 30, 1999, the carrying value of assets held for sale was $39 million.

Pretax cash outlays were $16 million in 1998 and are estimated to be approximately $180 million in 1999 and $160 million in 2000. Cash severance payments will extend beyond the completion of program activities, due to the severance payment deferral options available to terminated employees. In 1999, cash expenditures from the program are expected to be greater than the cash benefits generated. Cash requirements will be funded from operations. In 1999, approximately 40% of the annual benefit should be achieved. The program will be completed in the first half of 2000 and by the end of the year savings will be realized at the estimated pretax rate of $200 million annually.

Additional reorganization and realignment details are provided in the Notes to Consolidated Financial Statements.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the six months ended June 30, 1999, amounted to $608 million, compared with $29 million in the same period last year. A significant portion of this change is due to the funding of the German pension plans in 1998. Movement in both accounts receivable and inventories compare favorably to 1998.


Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at June 30, 1999, amounted to $4.03 billion, compared with $3.18 billion at year-end 1998. The increase primarily was due to additional long-term debt used to finance the share repurchase program. The Company's current ratio at June 30, 1999, was 1.72, compared with 1.56 at December 31, 1998, reflecting the impact of lower current liabilities.

On February 2, 1999, the Company issued a $343 million Euro-denominated debt obligation due February 2004. On March 26, 1999, the Company entered into a $325 million Euro-denominated debt obligation which expires in March 2002. On June 30, 1999, the Company entered into a $437 million Euro-denominated debt obligation which expires in January 2003. The proceeds were used to fund the share repurchase program, to reduce commercial paper borrowing and for other Corporate purposes. Based on the Company's intention and ability to maintain its revolving credit agreements beyond the next twelve months, $1,100 million of commercial paper borrowing was classified as long-term debt at December 31, 1998, and at June 30, 1999.

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

At June 30, 1999, 96% of the affected items identified were determined to be Year 2000 compliant, or their risks have been minimized to an appropriate level. The few remaining tasks have been identified and are well understood. Resources have been assigned and the work is well under way.

Gillette has established 180 separate contact points around the world to track the Year 2000 progress of each of the Company's facilities or organizations. In the discovery phase of the Year 2000 effort, potentially affected items at all 180 locations were identified. Of the 25,000 total items identified, 7,800 were internal Information Technology (IT) and non-IT items classified as high impact. Of those 7,800 high impact items, some effort remains for less than 100 items. There are three information technology system replacement projects under way in individual foreign countries which will result in Year 2000 compliance for all remaining items that are considered significant. These three projects are in phase five (phase six is Year 2000 compliance). Two of the replacements are scheduled for completion in August 1999. The third system replacement, which supports half of our business activity in one foreign country, is scheduled for completion in October 1999. Although this project supports only a portion of our business in that country, with minimal business risk, contingency plans are being developed for this system and will be enacted if required.

Compliance work covering our production equipment has been completed at all factories worldwide.

The Company has material third-party relationships with suppliers of raw materials and with customers and utility providers. Raw materials are readily available and most can be supplied by a number of alternate vendors.

We purchase raw materials externally and generally have strong relationships with our vendors, for whom we are a significant source of revenue. For large or important vendors, we have asked for confirmation of their compliance and verification that their program also extends to the compliance of their suppliers. Where initial responses were questionable, we have engaged in dialogue and followed up with on-site visits, where appropriate. For those very few vendors who remain questionable, we continue to monitor them closely.
If not confident of their compliance, we will invoke contingency plans as necessary.

For our largest customers (those cumulatively representing 75% of sales for a country), we have informed them of our progress and inquired of theirs, focusing on their ability to order, receive and pay for our products. We have completed testing the electronic interfaces with 52% of our significant North American customers, are in final testing with 26%, and will complete testing with the remaining 22% by September 1999. In addition, some local operations have mailed informational packages to all customers and/or hosted conferences to raise awareness, share our progress and assess our customers' efforts.

The Company has an extensive quality assurance program in place, including the RAP 2000 program (rapid assessment program) carried out by external consultants, designed to ensure that Year 2000 activities are accomplishing their objectives. In addition, the Company has reviewed independent external assessments of infrastructure risk in foreign countries.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company continues to develop detailed contingency plans to deal with unexpected issues, which may occur. These plans include the identification of appropriate resources and response teams. Individual business managers worldwide are responsible to ensure their business functions continue to operate normally. Company-wide minimum requirements for contingency plans have been developed
and  distributed.   They  are  being  consistently  followed  and  centrally
tracked. Contingency plans will be finalized by September 1999 and invoked as appropriate. While the specifics vary by country, the general strategies include: increasing the on-hand supply of raw materials and finished goods,
identifying   alternate   suppliers   of  raw  materials,  employing  backup
generators, ensuring key personnel (both business and technical) are physically on-site, backing up critical systems just before year-end, and identifying alternative methods of doing business with customers as necessary.

We are also in the process of establishing contingency teams at each operating location that will be empowered to address any internal or third-party failures by approving temporary changes in our business processes and policies, should this be necessary to ensure business continuity. Many teams already have been established. The remaining teams will be in place by September 1999.

In addition, Gillette operations depend on infrastructures in over 200 countries and territories in which the Company operates and, therefore, a failure of any one of those infrastructures could materially adversely affect its operations. Our most significant foreign markets, based on net sales and manufacturing, are, in alphabetical order, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, and the United Kingdom. We are not aware of any significant weaknesses in the infrastructures of these countries. Independent external consultants have reinforced our conclusions.

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

                                     PAGE 19
                           PART II. OTHER INFORMATION


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


Item 5.  Other Information

Election of Director
--------------------
At its meeting held on July 15, 1999, the Board of Directors elected Dennis F. Hightower to the Board of Directors, effective July 15, 1999.

Cautionary Statement
--------------------
From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined within the meaning of the Federal securities laws. These statements may be identified by such forward-looking words as "expect," "look," "believe," "anticipate," "may," "will," and variations of these words or other forward-looking terminology. Forward-looking statements made by the Company are not guarantees of future performance. The Company assumes no obligation to update any forward-looking information. Actual results may differ materially from those in the forward-looking statements as the result of risks and uncertainties including those listed below.

    * the pattern of the Company's sales, including variations in sales volume within periods, that makes forward-looking statements about sales and earnings difficult and may result in variance of actual results from those contained in statements made at any time prior to the period's close;

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

                                     PAGE 20
                           PART II. OTHER INFORMATION



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

    * the effects of patents, including possible new patents granted to competitors or challenges to Company patents and expiration of patents, that affect competition and product acceptance.


Item 6(a)  Exhibits

Exhibit 27 Financial Data Schedule


Item 6(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated June 22, 1999, which referred to an announcement by the Company on June 17, 1999. The announcement stated that the Company expected to report a low single-digit increase in second quarter sales and about a 20% decrease in earnings per share versus the prior year, both of which were somewhat below Wall Street's estimates. The Company also announced that its Board of Directors authorized an expansion of its stock repurchase program that commenced in September 1997, from 50 to 75 million shares.

The Company filed a current report on Form 8-K dated April 7, 1999, which referred to an announcement by the Company on April 5, 1999. The Company announced that its expected first quarter results would be about one cent below Wall Street's expectations.

                                     PAGE 21
                                    SIGNATURE






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






RONALD V. WATERS

Ronald V. Waters
Vice President, Controller and
Principal Accounting Officer

August 12, 1999