Form 10-Q
period 1999-09-30
GILLETTE CO
filed 1999-11-10
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1999           Commission File Number 1-922


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class


Common Stock, $1.00 par value

Shares Outstanding September 30, 1999  . . . . . . . . . . . . . . 1,072,657,610

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)

                                   (Unaudited)
                                                       Three Months Ended        Nine Months Ended
                                                          September 30              September 30
                                                       ------------------        ------------------
                                                         1999      1998            1999      1998
                                                         ----      ----            ----      ----

Net Sales ..........................................   $ 2,509    $ 2,531        $ 6,862    $ 6,881
Cost of Sales ......................................       946        974          2,551      2,639
                                                       -------    -------        -------    -------
    Gross Profit ...................................     1,563      1,557          4,311      4,242

Selling, General and Administrative Expenses .......       973        982          2,782      2,638
Reorganization/Realignment Expense .................        -         535             -         535
                                                       -------    -------        -------    -------
    Profit from Operations .........................       590         40          1,529      1,069

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (3)            (4)       (6)
  Interest expense .................................        38         27             90        61
  Exchange .........................................        10          5             25        18
  Other charges - net ..............................         2          2              6        (2)
                                                       -------    -------        -------    -------
                                                            49         31            117        71
                                                       -------    -------        -------    -------
    Income before Income Taxes .....................       541          9          1,412       998

Income Taxes .......................................       189          3            491       352
                                                       -------    -------        -------    -------

    Net Income .....................................   $   352    $     6        $   921   $   646
                                                       =======    =======        =======    =======

Net Income per common share
    Basic ..........................................   $   .33    $     -        $   .84   $   .57
    Assuming full dilution .........................   $   .32    $     -        $   .82   $   .56

Dividends per common share
    Declared .......................................   $ .1475    $ .1275        $ .2950   $ .2550
    Paid ...........................................   $ .1475    $ .1275        $ .4225   $ .3625

Weighted average number of common shares outstanding
    Basic ..........................................     1,080      1,116          1,096     1,120
    Assuming full dilution .........................     1,101      1,143          1,119     1,149

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                              (Millions of dollars)



                                                    September 30,   December 31,
                                                         1999           1998
                                                     ------------   ------------

                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    60      $   102
  Trade receivables, less allowances 1999-$62; 1998-$79    2,400        2,622
  Other receivables ..................................       306          321
  Inventories:
     Raw materials and supplies ......................       236          244
     Work in process .................................       244          232
     Finished goods ..................................     1,380        1,119
                                                         -------      -------
           Total Inventories .........................     1,860        1,595
  Deferred income taxes ..............................       475          517
  Other current assets ...............................       344          283
                                                         -------      -------
           Total Current Assets ......................     5,445        5,440
                                                         -------      -------

Property, Plant and Equipment, at cost ...............     5,790        5,705
   Less accumulated depreciation .....................     2,275        2,233
                                                         -------      -------
        Net Property, Plant and Equipment ............     3,515        3,472
                                                         -------      -------

Intangible Assets, less accumulated amortization .....     2,375        2,448

Other Assets .........................................       579          542
                                                         -------      -------

                                                         $11,914      $11,902
                                                         =======      =======



See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              (Millions of dollars)


                                                    September 30,   December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,175       $    981
  Current portion of long-term debt ................         64              9
  Accounts payable .................................        548            606
  Accrued liabilities ..............................      1,496          1,423
  Dividends payable ................................          -            141
  Income taxes .....................................        369            318
                                                       --------       --------
     Total Current Liabilities .....................      3,652          3,478
                                                       --------       --------

Long-Term Debt .....................................      3,270          2,256
Deferred Income Taxes ..............................        458            411
Other Long-Term Liabilities ........................        864            898
Minority Interest ..................................         37             39

Contingent Redemption Value of Common Stock
  Put Options ......................................        163            277

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued: 1999,
    143,723 shares; 1998, 148,627 shares ...........         87             90
  Unearned ESOP compensation .......................         (7)           (10)
  Common stock, par value $1.00 per share:
    Authorized 2,320,000,000 shares
    Issued: 1999, 1,362,586,063 shares;
            1998, 1,357,913,938 shares .............      1,363          1,358
  Additional paid-in capital .......................        867            621
  Earnings reinvested in the business ..............      6,124          5,529
  Accumulated other comprehensive income ...........     (1,076)          (873)
  Treasury stock, at cost: 1999, 289,928,453 shares;
            l998, 252,507,187 shares ...............     (3,888)        (2,172)
                                                       --------       --------
          Total Stockholders' Equity ...............      3,470          4,543
                                                       --------       --------
                                                       $ 11,914       $ 11,902
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30
                                                            -----------------
                                                            1999         1998
                                                            ----         ----
Operating Activities
    Net income ....................................        $ 921        $ 646
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for reorganization/realignment                 -          535
      Depreciation and amortization ...............          364          347
      Other .......................................            5          (46)
      Changes in assets and  liabilities,  net of
      effects  from  acquisition  of businesses:
        Accounts receivable .......................          105          (44)
        Inventories ...............................         (312)        (317)
        Accounts payable and accrued liabilities ..          (86)        (220)
        Other working capital items ...............          (50)         (23)
        Other noncurrent assets and liabilities ...          (12)        (197)
        Funding of German pension plans............            -         (252)
                                                           -----        -----
          Net cash provided by operating activities          935          429
                                                           -----        -----
Investing Activities
    Additions to property, plant and equipment ....         (616)        (620)
    Disposals of property, plant and equipment ....          122           56
    Sale of business ..............................            -          200
    Other .........................................            1            5
                                                           -----        -----
         Net cash used in investing activities ....         (493)        (359)
                                                           -----        -----
Financing Activities
    Purchase of treasury stock ....................       (1,518)        (784)
    Proceeds from sale of put options .............           49           30
    Proceeds from exercise of stock option and
         purchase plans ...........................           89           69
    Increase in long-term debt ....................        1,106          188
    Increase in loans payable .....................          219          836
    Dividends paid ................................         (467)        (410)
    Other .........................................           40            9
                                                           -----        -----
         Net cash used in financing
           activities .............................         (482)         (62)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........           (2)           -
                                                           -----        -----
Increase(Decrease) in Cash and Cash Equivalents ...          (42)           8
Cash and Cash Equivalents at Beginning of Year ....          102          105
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $  60        $ 113
                                                           =====        =====
Supplemental disclosure of cash paid for:
    Interest ......................................        $  77        $  81
    Income taxes ..................................        $ 340        $ 326

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Millions of dollars)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         ------------------   ------------------
                                           1999       1998      1999       1998
                                           ----       ----      ----       ----

Net Income                                $ 352     $    6     $ 921      $ 646

Other Comprehensive Income, net of tax:
  Foreign Currency Translation               19        (29)     (203)       (18)
                                           ----       ----      ----       ----

Comprehensive Income                      $ 371     $  (23)    $ 718      $ 628
                                           ====       ====      ====       ====

Foreign currency translation is after favorable (unfavorable) tax effects for three months of $(15) million and nine months of $(103) million in 1999 and for three months of $32 million and nine months of $33 million in 1998.

Accumulated Other Comprehensive Income
--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                   Accumulated
                                      Foreign                         Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1997   $  (790)         $ (20)        $   (810)
         Change in period                 24              -               24
                                       ------         ------           ------
         Balance March 31, 1998         (766)           (20)            (786)
         Change in period                (13)             -              (13)
                                       ------         ------           ------
         Balance June 30, 1998          (779)           (20)            (799)
         Change in Period                (29)             -              (29)
                                       ------         ------           ------
         Balance September 30, 1998  $  (808)         $ (20)        $   (828)
                                       ======         ======           ======


         Balance December 31, 1998   $  (826)         $ (47)        $   (873)
         Change in period               (136)             -             (136)
                                       ------         ------           ------
         Balance March 31, 1999         (962)           (47)          (1,009)
         Change in period                (86)             -              (86)
                                       ------         ------           ------
         Balance June 30, 1999        (1,048)           (47)          (1,095)
         Change in period                 19              -               19
                                       ------         ------           ------
         Balance September 30, 1999  $(1,029)         $ (47)        $ (1,076)
                                       ======         ======           ======

(/TABLE>


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                September 30             September 30
                                             ------------------       ------------------
                                               1999      1998           1999      1998
                                               ----      ----           ----      ----
Net Income, as reported .............         $  352    $    6         $  921    $  646
Less:  Preferred stock dividends ....              1         1              3         3
                                              ------    ------         ------    ------
Net Income, basic ...................         $  351    $    5         $  918    $  643
Effect of dilutive securities:
    Convertible preferred stock .....              2         1              4         4
                                              ------    ------         ------    ------
Net Income, assuming full dilution ..         $  353    $    6         $  922    $  647
                                              ======    ======         ======    ======


Common shares, basic ................          1,080     1,116          1,096     1,120
Effect of dilutive securities:
    Convertible preferred stock .....             12        12             12        12
    Stock options ...................              9        15             11        17
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,101     1,143          1,119     1,149
                                              ======    ======         ======    ======

Net Income per Common Share
  Basic .............................         $  .33    $  -         $    .84    $  .57
                                              ======    ======         ======    ======

  Assuming full dilution ............         $  .32    $  -         $    .82    $  .56
                                              ======    ======         ======    ======


See Accompanying Notes to Consolidated Financial Statements.

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

Effective January 1, 1999, Gillette operations in Mexico have ceased using hyperinflationary accounting. The functional currency in Mexico is the Peso, and the change to nonhyperinflationary accounting had no material impact on reported results.

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

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expense.

                              Three Months Ended       Nine Months Ended
                                 September 30             September 30
                              ------------------       ------------------
                                1999       1998           1999      1998
                                ----       ----           ----      ----


Net Sales ................     $ 2,509   $ 2,531        $ 6,862   $ 6,881
Advertising ..............         163       132            398       349
   % of Net Sales ........         6.5%      5.2%           5.8%      5.1%

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization and Realignment
------------------------------

On September 28, 1998, the Company announced a reorganization to realign its worldwide operations. In connection with the reorganization and realignment, and in accordance with EITF issue 94-3 and SFAS 121, the Company recorded in the third quarter of 1998 a charge to operating expenses of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted). No material adjustments have been made to the original plan. Spending levels for specific program activities are above or below original estimates. The net result is that estimated spending has increased for distributor buyout costs and decreased for severance payments. Estimated total program spending is unchanged at $535 million. The change in spending by category is reflected in the remaining spending column.

Details of the reorganization and realignment charges follow. The other benefits portion of employee-related expenses, shown below, includes fringe benefits, outplacement fees and special termination benefits related to pensions.

                                      Plan
                                    Activity    Current    Inception
                        Initial      Through    Quarter     Through    Remaining
(Millions of dollars)  Provision   Dec.31,1998  Activity  Sept.30,1999 Spending
---------------------  ---------   -----------  --------  -----------  ---------
Employee-related expenses
  Severance payments      $305       $ 12         $ 25      $ 63        $226
  Other benefits            80         39           10        68          12
Asset impairments
  Prop., plant, & equip.   122        122            -       122           -
  Other assets              13         13            -        13           -
Distributor buyout costs    15          3            6        17          14
                          ----       ----         ----      ----        ----
Total                     $535       $189         $ 41      $283        $252
                          ====       ====         ====      ====        ====

The effect of suspending depreciation for impaired assets in the third quarter of 1999 was $2 million.

In accordance with EITF issue 94-3 certain expenses related to the program, primarily employee and equipment relocation, were not provided for in the reorganization and realignment reserve. Those expenses are therefore recognized as incurred, and amounted to $8 million in the third quarter of 1999 and are $12 million through nine months. These charges are included in selling, general and administrative expenses.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program
------------------------
On September 18, 1997, the Company's Board of Directors authorized a share repurchase program to buy up to 50 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. This original repurchase was completed in July 1999. On June 17,1999, the Company's Board of Directors authorized an expansion of the share repurchase program from 50 million to 75 million shares, followed by a subsequent expansion on October 21, 1999, from 75 million to 100 million shares. The Company plans to purchase the remaining authorized shares over the next 12 to 18 months in the open market or in privately negotiated transactions, depending on market conditions and other factors.

The Company did not repurchase any shares in the first quarter of 1999. In the second quarter of 1999, the Company repurchased 25 million shares in the open market for $1,183 million. In the third quarter of 1999, the Company repurchased 13 million shares in the open market for $537 million. From the inception of the program through September 30, 1999, the Company repurchased 60 million shares in the open market for $2,839 million.

In 1999, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and earned $51 million in premiums through September 30, 1999. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares. To date, the Company has purchased shares upon settlement and intends to continue this practice.

The option prices were based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." At September 30, 1999, the "in the money" obligation (i.e., when the option strike price is greater than the closing price for Gillette common stock on September 30, 1999) related to the written put options maturing on specific dates during the fourth quarter of 1999 was $28 million.

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                     Net Sales
                                    --------------------------------------------
                                    Three Months Ended        Nine Months Ended
                                        September 30             September 30
                                    -------------------      -------------------
(Millions of dollars)                 1999        1998         1999        1998
                                     ------      ------       ------      ------
 Blades & Razors                    $  834      $  768       $2,310      $2,094
 Toiletries                            275         290          781         896
 Stationery Products                   155         188          507         572
 Braun Products                        428         501        1,054       1,188
 Oral-B Products                       141         143          450         444
 Duracell Products                     676         641        1,760       1,687
                                     ------      ------       ------      ------
   Total                            $2,509      $2,531       $6,862      $6,881
                                     ======      ======       ======      ======


                                            Profit/(Loss) from Operations
                                    --------------------------------------------
                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    -------------------      -------------------
 (Millions of dollars)                 1999       1998         1999        1998
                                      ------     ------       ------      ------
 Blades & Razors                     $  347     $  281       $  934      $  820
 Toiletries                              21         19           69          70
 Stationery Products                     (4)        11           12          58
 Braun Products                          59         97          111         195
 Oral-B Products                         20         15           63          62
 Duracell Products                      167        134          376         362
                                      ------     ------       ------      ------
 Sub-total Reportable Segments          610        557        1,565       1,567
 Reorganization & Realignment             -       (535)          -         (535)
 All Other                              (20)        18          (36)         37
                                      ------     ------       ------      ------
   Total                             $  590    $    40      $ 1,529      $1,069
                                      ======     ======       ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        Assets
                                  ---------------------------------------------------------------
                                  Sept 30,   June 30,    Dec 31,     Sept 30,  June 30,   Dec 31,
(Millions of dollars)               1999       1999        1998        1998      1998       1997
                                  -------    -------     -------     -------   -------    -------
Blades & Razors                  $  3,560    $ 3,532     $ 3,378     $ 3,291   $ 3,189    $ 3,006
Toiletries                            774        770         771         832       794      1,004
Stationery Products                 1,176      1,197       1,330       1,328     1,282      1,299
Braun Products                      1,723      1,546       1,679       1,686     1,472      1,544
Oral-B Products                       698        749         680         651       611        622
Duracell Products                   3,160      3,008       3,288       3,098     3,017      3,138
                                  -------    -------     -------     -------   -------    -------
Sub-total Reportable Segments      11,091     10,802      11,126      10,886    10,365     10,613
All Other                             823        781         776         581       716        251
                                  -------    -------     -------     -------   -------    -------
  Total                          $ 11,914    $11,583     $11,902     $11,467   $11,081    $10,864
                                  =======    =======     =======     =======   =======    =======


                                     PAGE 12
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

Third Quarter 1999 versus 1998
------------------------------
Sales for the quarter ended September 30, 1999, were $2.51 billion, a decrease of 1% versus the same quarter of the prior year. Excluding the adverse effect of exchange, sales climbed 3%.

Sales in North America matched those of the prior year, as gains from successful new product launches, including the Mach3 shaving system, Oral-B CrossAction toothbrush and Duracell Ultra battery, were offset by sales declines in Braun Products and Stationery Products. Sales in Latin America were 1% below those of the prior year, reflecting the negative effect of Brazil's recessionary environment on both volume and exchange rates. Sales in Asia-Pacific were 24% above those of the prior year, with all product lines and most markets contributing to the growth. Sales in Western Europe were 10% below those of the previous year, as favorable volume/mix in blades and razors was more than offset by unfavorable exchange and weakness in other product lines. Sales in AMEE (Africa, Middle East and Eastern Europe) were 6% above those of the prior year, on the strength of increased battery sales, aided by the Geep acquisition in India, and higher blade and razor sales, due to the launch of the Mach3 system.

Sales of blades and razors rose 9%, and profits 24%, buoyed by the Mach3 shaving system. Sales in North America were 19% above those of the prior year. Gillette blade dollar share in the United States grew 1.2 percentage points, from 68.3% in September 1998 to 69.5% in September 1999, on the continued strength of the Mach3 shaving system. In Western Europe, where the Mach3 system was launched in September 1998, Gillette blade dollar share increased 3.6 percentage points to 72.9% from July/August 1998 to July/August 1999. Profit growth exceeds sales growth, despite higher advertising, due to favorable product mix, improved gross margins and savings from the reorganization and realignment program.

Sales of Duracell products were 6% above those of the prior year, reflecting gains in North America. Despite higher marketing expenses supporting the rollout of Ultra batteries, Duracell profits were 25% above those of the prior year, due to higher gross margins, favorable factory variances and savings from the reorganization and realignment program.

Braun sales were 15% below those of 1998, as strong growth in Asia-Pacific was more than offset by sales declines in North America and Western Europe. Profits were 39% below those of 1998, the result of lower sales dollars to cover fixed costs.

Toiletries sales decreased 5% from those of the prior year, due to shortfalls in North America and Latin America. Profits were 6% above the prior year's level due to lower sales promotion expenses.

Sales of stationery products were 18% below those of 1998, reflecting weakness in all geographies except Asia-Pacific. Stationery products incurred a $4 million loss in the quarter, versus an $11 million profit a year ago. Lower overhead and marketing expenses were insufficient to offset the sales shortfall.

Sales of Oral-B products in the third quarter were 1% below those of the prior year. Higher sales in North America were more than offset by lower sales in Latin America, due primarily to Brazil. Profits were 30% above those of the previous year, due to lower overhead expenses.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Nine Months 1999 versus 1998
------------------------------
Sales for the nine months ended September 30, 1999, were $6.86 billion, virtually unchanged from $6.88 billion in the first nine months of 1998. Excluding the adverse effects of exchange and the divestiture of Jafra Cosmetics International, sales rose 5%.

Sales in North America were 5% above those of the prior year, due to successful new product launches, including the Mach3 shaving system, Oral-B CrossAction toothbrush and Duracell Ultra battery. Sales in Latin America were 5% below those of the prior year, reflecting the negative effect of Brazil's recessionary environment on both volume and exchange rates. Sales in Asia-Pacific were 16% above those of the prior year, due to the success of the Mach3 launch as well as to improved sales in all other product lines. Sales in Western Europe were 3% below those of the previous year, as gains in blades and razors, driven by the Mach3 system, were more than offset by unfavorable exchange, softness in stationery products and the impact of Germany's weak economy on Braun sales. Sales in AMEE (Africa, Middle East and Eastern Europe) were 6% below those of the prior year, due to unfavorable exchange in certain markets and the continuing weak Russian economy.

Sales and profits of blade and razor products were 10% and 14% higher, respectively, than those of the prior year, buoyed by sales of the Mach3 system. Sales in North America, reflecting the steady growth of the Mach3 shaving system, were 18% above those of the prior year. Mach3 shares continue to grow steadily in Western Europe, following the September 1998 launch, achieving shares higher than those of the United States over the equivalent period of time. With the exception of Brazil, the Mach3 system has now been launched in all major markets in Latin America, AMEE and Asia-Pacific and is contributing to improving results in those regions. Profit growth is ahead of sales growth, despite increased marketing expenses to support the Mach3 launch, due to product cost savings and lower overhead expenses.

Sales of Duracell products were 4% above those of the prior year, reflecting sales growth in North America and improved results in AMEE and Asia-Pacific. Duracell's September year-to-date alkaline dollar share in the U.S. was 50%, up
1.7 share points versus prior year. Duracell profits were also 4% above those of the prior year, despite higher marketing expenses behind the geographic rollout of Ultra batteries, due to improved product mix and flat overhead spending versus prior year.

Braun sales were 11% below those of 1998, due to economic related softness in Western Europe and AMEE. Profits were $111 million in 1999, compared to $195 million in 1998, primarily the result of lower sales dollars to cover fixed costs.

Toiletries sales were 13% below those of the prior year, due primarily to the divestiture of the Jafra business on April 30, 1998. Excluding Jafra, toiletries sales were 5% below those of the prior year, as growth in North America was overshadowed by lower sales in Western Europe, AMEE and Latin America markets. Profits were 2% below those of the prior year, however, excluding Jafra, profits rose 7% due to unmatched new product launch expenses in 1998.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales of stationery products were 11% below those of 1998, due to weakness in all regions except Asia Pacific. Profits were $13 million in 1999, compared with $59 million in 1998. The decrease was due to lower sales, as well as to unfavorable factory variances resulting from lower production levels.

Sales of Oral-B products through nine months were 1% above those of the prior year, driven by the launch of the CrossAction toothbrush in North America, where sales were up 16%. The gains in North America were offset by weakness in Latin America, due to the economic situation there. Profits were 2% above those of the previous year, reflecting the sales gain.


Costs and Expenses
------------------
Gross profit was $4.31 billion, an increase of 2% versus 1998. Gross profit as a percentage of sales was 62.8%, compared with 61.6% in 1998. Margin improvement is due to improved sales mix from increased sales of higher margin blade and razor products, as well as to the introduction of higher margin Duracell and Oral-B products.


Selling, general and administrative expenses increased by $144 million, or 5%. Combined advertising and sales promotion expenses grew 6% due to new product activity. Other marketing and administrative expenses were 5% above those of the prior year through nine months, but were 3% below those of a year ago in the third quarter, reflecting savings from the reorganization and realignment program. Spending on research and development increased 4%.

Profit from operations was $1,529 million, down 5%, versus $1,604 million a year earlier, before the 1998 one-time realignment charge. Profit from operations in 1998, including the realignment charge, was $1,069 million.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program. Net exchange losses also were higher, primarily due to conditions in Turkey.

Net income of $921 million was 7% below the $993 million in 1998, before realignment charges. Net income in 1998, including the realignment charge, was $646 million. Diluted net income per common share of $.82 was 5% below the $.86 of a year earlier, before realignment charges. Diluted net income per common share in 1998, including the realignment charge, was $.56.

Trade Inventory Reduction Initiative
------------------------------------
The Company has announced a program to reduce trade inventories, primarily blade inventories in Western Europe and to a lesser extent in Latin America, in response to major changes occurring in the retail trade. As our trade partners have consolidated and greatly improved their supply chain management, they no longer need to maintain the inventory levels they once did. Our program involves a one-time correction that we expect will bring the Company's trade inventories in line with these new supply chain dynamics. This action should not affect consumer purchases or our position in the marketplace. In addition, sales of Braun products and stationery products should be dampened by our decision to closely monitor and match trade shipments to consumer purchases for the holiday season. We expect these combined actions to have an unfavorable impact on fourth quarter sales, profits and earnings per share.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Product Category Review
-----------------------
The company is carefully reviewing every product category whose performance has lagged expectations. The company will look to prune, divest or discontinue any product category that doesn't clearly demonstrate the potential for acceptable rates of growth. The product categories currently under review include small household, hair care and personal diagnostic appliances within the Braun segment and the PaperMate, Parker, Waterman and Liquid Paper franchises within the Stationery Products segment.

Reorganization and Realignment
------------------------------
On September 28, 1998, the Company announced a reorganization and realignment program that resulted in a third-quarter charge to operations of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted).

The program will result in the closure of 14 factories, 12 warehouses and 30 office facilities, as well as a reduction of approximately 4,700 employees across all business segments, geographies and employee groups. Management believes that appropriate progress is being made in achieving the objectives of the reorganization and realignment program. Project activity is on track with the original project plan, and no significant changes have been made to the plan.

Details of the facility closures and employee reductions follow.

                                                                  Plan
                                              Current           Inception
                                Initial       Quarter            Through
                                 Plan        Activity       September 30, 1999
                                -------      --------       ------------------
     Facility Closures
          Factories                14             1                  4
          Warehouses               12             4                  8
          Office Facilities        30            12                 15

     Employee reductions        4,700           901              2,172

At September 30, 1999, the carrying value of assets held for sale was $39 million.

Pretax cash outlays were $16 million in 1998 and are estimated to be approximately $180 million in 1999 and $160 million in 2000. Cash severance payments will extend beyond the completion of program activities, due to the severance payment deferral options available to terminated employees. In 1999, cash expenditures from the program are expected to be greater than the cash benefits generated. Cash requirements will be funded from operations. In 1999, approximately 40% of the ongoing annual benefit (estimated pretax rate of $200 million) should be achieved. The program will be completed in the first half of 2000.

Additional reorganization and realignment details are provided in the Notes to Consolidated Financial Statements.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the nine months ended September 30, 1999, amounted to $935 million, compared with $429 million in the same period last year. A significant portion of this change was due to the funding of the German pension plans in 1998. Movement in both accounts receivable and accounts payable compared favorably with that of 1998.


Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at September 30, 1999, amounted to $4.37 billion, compared with $3.18 billion at year-end 1998. The increase was due primarily to additional long-term debt used to finance the share repurchase program. The Company's current ratio at September 30, 1999, was 1.49, compared with 1.56 at December 31, 1998, reflecting the impact of higher current liabilities. The change in our foreign currency translation adjustment through September 30, 1999 was a $203 million loss, with Brazil accounting for just over one-half of the loss.

On February 2, 1999, the Company issued a $343 million Euro-denominated debt obligation due February 2004. On March 26, 1999, the Company entered into a $325 million Euro-denominated debt obligation, which expires in March 2002. On June 30, 1999, the Company entered into a $437 million Euro-denominated debt obligation, which expires in January 2003. The proceeds were used to fund the share repurchase program, to reduce commercial paper borrowing and for other corporate purposes. Based on the Company's intention and ability to maintain its revolving credit agreements beyond the next 12 months, $1,100 million of commercial paper borrowing was classified as long-term debt at December 31, 1998, and at September 30, 1999.

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

At October 31, 1999, 99% of the affected items identified were determined to be Year 2000 compliant, or their risks have been minimized to an appropriate level. Although work continues on a few remaining tasks, no identified material risks remain.

Gillette has established 180 separate contact points around the world to track the Year 2000 progress of each of the Company's facilities or organizations. In the discovery phase of the Year 2000 effort, potentially affected items at all 180 locations were identified. Of the 25,000 total items identified, 7,800 were internal Information Technology (IT) and non-IT items classified as high impact. Of those 7,800 high impact items, some work remains for less than 50 items. The appropriate resources have been made available and we expect all work to be completed in a timely fashion.

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

For our largest customers (those cumulatively representing 75% of sales for a country), we have informed them of our progress and inquired of theirs, focusing on their ability to order, receive and pay for our products. We have completed testing the electronic interfaces with 85% of our significant North American customers, and are actively pursuing the scheduling of final testing with the remaining customers. In addition, some local operations have mailed informational packages to all customers and/or hosted conferences to raise awareness, share our progress and assess our customers' efforts.

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

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company has completed detailed contingency plans to deal with unexpected issues, which may occur. These plans include the identification of appropriate resources and response teams and will be invoked as appropriate. Individual business managers worldwide are responsible for ensuring that their business functions continue to operate normally. Company-wide minimum requirements for contingency plans were developed and distributed. They are being consistently followed and centrally tracked. While the specifics vary by country, the general strategies include: increasing the on-hand supply of raw materials and finished goods, identifying alternate suppliers of raw materials, planning financial transactions around the December 31 date, employing backup generators, ensuring key personnel (both business and technical) are physically on-site, backing up critical systems just before year-end, and identifying alternative methods of doing business with customers as necessary.

Contingency event management teams are in place at all operating locations. They are empowered to address any internal or third-party failures by approving temporary changes in our business processes and policies, should this be necessary to ensure business continuity.

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

Despite this comprehensive approach, the Company cannot be completely sure that issues will not arise, nor events occur, that could have material adverse effects on the Company's results of operations or financial condition. Nevertheless, Gillette is ready, and does not expect a material failure. The Company's Year 2000 program is designed to minimize the likelihood of any failure occurring. The most reasonably likely worst-case scenario is that a short-term disruption will occur with a small number of customers or suppliers, requiring an appropriate response from the established contingency teams.

Spending for the program is budgeted, expensed as incurred and has not been material.

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


Item 5.  Other Information


Cautionary Statement
--------------------
From time to time, the Company makes statements that constitute or contain "forward-looking" information as that term is defined within the meaning of the Federal securities laws. These statements may be identified by such forward-looking words as "expect," "look," "believe," "anticipate," "may," "will," and variations of these words or other forward-looking terminology. Forward-looking statements made by the Company are not guarantees of future performance. The Company assumes no obligation to update any forward-looking information. Actual results may differ materially from those in the forward-looking statements as the result of risks and uncertainties, including those listed below.

    * the pattern of the Company's sales, including variations in sales volume within periods, that makes forward-looking statements about sales and earnings difficult and may result in the variance of actual results from those contained in statements made at any time prior to the period's close;

    * vigorous competition within the Company's product markets, including pricing and promotional advertising or other activities, in order to preserve or gain market share, the timing of which cannot be foreseen by the Company;

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

    * the effects of rapid technological change on product development and differentiation, acceptance and costs, including technological advances of competitors;

    * the effects of patents, including possible new patents granted to competitors or challenges to Company patents and expiration of patents, that affect competition and product acceptance;

    * the ability of the Company to successfully reduce trade inventories to levels consistent with the changing needs of the more concentrated retail trade.

Item 6(a)  Exhibits

Exhibit 27 Financial Data Schedule

Item 6(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarterly period ended September 30, 1999.

                                     PAGE 21
                                    SIGNATURE






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






CHARLES W. CRAMB

Charles W. Cramb
Senior Vice President - Finance,
Chief Financial Officer and
Principal Accounting Officer

November 10, 1999