Form 10-K
period 1999-12-31
GILLETTE CO
filed 2000-03-30
CIK 41499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. I-922


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Gillette Common Stock held by non-affiliates as of February 29, 2000 was approximately $32,315,000,000.*

     The number of shares of Gillette Common Stock outstanding as of February 29, 2000 was 1,054,679,181.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

                         DOCUMENTS                              10-K PARTS
                         ---------                              ----------
1. The Gillette Company 1999 Annual Report to Stockholders
   (the "1999 Annual Report")...............................  Parts I and II
2. The Gillette Company 2000 Proxy Statement (The "2000
  Proxy Statement").........................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* This amount does not include the value of 140,312 shares of Series C ESOP Convertible Preferred Stock issued for $602.875 per share. For purposes of this calculation only, Gillette Common Stock held by Executive Officers or directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company, a Delaware corporation incorporated in 1917, was founded in 1901 by King C. Gillette, the inventor of the safety razor. Gillette manufactures and sells a wide variety of consumer products throughout the world. Gillette's primary businesses are:

     - Grooming, which includes male and female wet and dry shaving franchises and related toiletries.

     - Portable Power, including alkaline and specialty batteries.

     - Oral Care, including toothbrushes and power-assisted plaque removers.

     Gillette also manufactures and sells stationery products and small household appliances. Gillette has manufacturing operations at 54 facilities in 20 countries and distributes products in over 200 countries and territories.

  Grooming

     Gillette is the global leader in the Blade and Razor segment of its business. Its shaving systems include the Mach3(R), SensorExcel(R), Sensor(R), and Trac II(R) brands, as well as disposable razors brands such as Custom Plus(R) and Good News(R). The Company is also the world leader in the women's wet shaving market. Gillette's female shaving systems include Gillette for Women SensorExcel(R) and Sensor for Women(R) brands. In the second half of 2000, Gillette expects to unveil a new female shaving system that incorporates features of the Mach3 brand with features custom-designed for women.

     The Company sells electric shavers and electric hair epilators as part of its Braun Products segment. These products include the world's number one foil electric shaver for men and electric hair epilator for women. The Toiletries segment includes deodorants, antiperspirants, shave preparations, and after-shave products sold under the Gillette(R) Series, Right Guard(R), Soft & Dri(R), Satin Care(R) and Dry Idea(R) brands.

  Portable Power

     In the Duracell Products segment, the Company is the global leader in alkaline batteries, including premium-performing Duracell Ultra(R) batteries, as well as Duracell(R) batteries, the best-selling brand of alkaline batteries in the world.

  Oral Care

     The Company holds the global leadership positions in manual and power-assisted plaque removal with its Oral-B(R) toothbrushes and Braun(R) Oral-B plaque removers. The Company also manufactures and sells other oral care products under the Oral-B brand as part of the Oral-B Products segment of its business.

  Other Products

     The Company is a top seller of writing instruments and correction products. The products in the Stationery Products segment consist of four major brands, Paper Mate(R), Parker(R), Waterman(R), and Liquid Paper(R). The Company also produces small household appliances through its Braun Products segment. The Company is reviewing the strategic alternatives for these businesses. The Company has reached an agreement to sell its White Rain(R) line of toiletry products to a third party.

  Organizational Changes

     During 1999, the Company implemented the reorganization announced in the fall of 1998, which created both business management and commercial operations functions. Within commercial operations, which are organized geographically, the Company established a single commercial unit in each market, responsible for selling and trade marketing. In January 2000, the Company further streamlined its organization by consolidating business management into a single, focused unit responsible for global strategic marketing, product development, manufacturing and distribution.

INDUSTRY SEGMENTS

     "Operating Segments and Related Information," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears in the Company's 1999 Annual Report at page 33 and is incorporated herein by reference.

DISTRIBUTION

     In major geographic markets, Gillette products are sold directly to retailers and to wholesalers for resale through retail stores. Braun personal diagnostic appliances and Oral-B products are also sold directly to dental professionals for distribution to patients. In small geographic markets, products are distributed through local distributors and sales agents.

PATENTS

     Certain of the Company's patents and licenses in the Blade and Razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in its Toiletries, Stationery products, Duracell, Braun, and Oral-B businesses. No patent or license held by the Company is material to the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

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

COMPETITION

     All of the Company's markets are highly competitive. Many of the Company's competitors are larger and have greater resources than the Company. Grooming products are marked by competition in new technology, as well as by competition in price, marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide in blades and razors include Warner-Lambert Company, with its Schick product line and, in North America and Europe, its Wilkinson Sword product line, and Societe Bic S.A., a French company. Additional competition in the United States and in certain other markets is provided by the American Safety Razor Company, Inc. under its own brands and a number of private label brands, as well as other private label suppliers. Toiletries is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the other businesses of the Company. Portable power products compete on the basis of product performance, innovation, price and in marketing, advertising and promotion. Competition in oral care products is focused on product performance, price and professional endorsement. Competition in writing instruments is marked by a high degree of competition from domestic and foreign suppliers and low entry barriers, and is focused on a wide variety of factors, including product performance, design and price, with price an especially important factor in the commercial sector. Competition in small household appliance products is based primarily on product performance, innovation and price, with numerous competitors.

EMPLOYEES

     At year-end, Gillette employed approximately 39,800 persons, nearly three-quarters of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 1999, research and development expenditures were $223 million, compared with $209 million in 1998 and $212 million in 1997.

RAW MATERIALS

     The raw materials used by Gillette in the manufacture of products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     Net sales and long-lived assets by geographic area for each of the last three years appear in the 1999 Annual Report at page 34 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. The Company's executive offices are located in the Prudential Center, Boston, Massachusetts, where it holds a long-term lease. The following table sets forth the Company's principal plants:

       BUSINESS SEGMENT                  LOCATION           OWNED/LEASED
       ----------------                  --------           ------------
Blades & Razors                 Boston, MA (US)                 Owned
                                Isleworth, UK                   Owned
                                Berlin, Germany                 Owned
                                Shanghai, China*               Leased
                                Naucalli, Mexico*               Owned
                                Manaus, Brazil*                 Owned
Toiletries                      St. Paul, MN (US)*          Owned/Leased
                                Andover, MA (US)                Owned
                                Reading, UK                 Owned/Leased
Stationery                      Santa Monica, CA (US)          Leased
                                Saint Herblain, France      Owned/Leased
Braun                           Kronberg, Germany           Owned/Leased
                                Barcelona, Spain            Owned/Leased
                                Walldurn, Germany           Owned/Leased
                                Marktheidenfeld, Germany        Owned
                                Mexico City, Mexico         Owned/Leased
Oral-B                          Iowa City, IA (US)              Owned
Duracell                        Port Elizabeth, S. Africa       Owned
                                Aarschot, Belgium               Owned
                                Lancaster, SC (US)              Owned
                                LaGrange, GA (US)               Owned
Multi-segment packaging         Hemel Hempstead,               Leased
  operations                    UK Pkg. Ctr
                                Devens, MA, US Pkg. Ctr        Leased

The above facilities are in good repair, meet the Company's needs adequately and operate at reasonable levels of production capacity.
---------------

* Engaged in the manufacture of products for two or more business segments.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                            ------------------------

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of the Company as of March 16, 2000 is set out below.

       NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                 AGE
       -------------------------                        --------------------------                 ---
Michael C. Hawley                        Chairman of the Board and Chief Executive Officer since   62
  Chairman of the Board and Chief        April 1999; President and Chief Operating Officer, April
  Executive Officer                      1995 - April 1999; Executive Vice President,
                                         International Group, December 1993 - March 1995

Edward F. DeGraan                        Executive Vice President, Global Business Management      56
  Executive Vice President               since January 2000; Executive Vice President, Global
                                         Business Management, Gillette Grooming Products and
                                         Duracell, January 1999 - January 2000; Executive Vice
                                         President, Duracell North Atlantic Group, January 1997 -
                                         December 1998; Senior Vice President, Manufacturing and
                                         Technical Operations, Gillette North Atlantic Group, May
                                         1991 - December 1996

Robert G. King                           Executive Vice President, Commercial Operations, Western  54
  Executive Vice President               Hemisphere, since January 1999; Executive Vice
                                         President, Gillette North Atlantic Group, February 1997
                                         -December 1998; Executive Vice President, International
                                         Group, April 1995 - January 1997; Group Vice President -
                                         Latin America, March 1991 - March 1995

Archibald Livis                          Executive Vice President, Chairman's Office, since        61
  Executive Vice President               January 2000; Executive Vice President, Global Business
                                         Management, Diversified Group, January 1999 - January
                                         2000; Executive Vice President, Diversified Group, May
                                         1998 - December 1998; Chairman, Braun Board of
                                         Management, October 1993 - April 1998

Jorgen Wedel                             Executive Vice President, Commercial Operations, Eastern  50
  Executive Vice President               Hemisphere, since January 1999; Executive Vice
                                         President, International Group since February 1997 -
                                         December 1998; President, Oral-B Laboratories, Inc.,
                                         November 1993 - January 1997

Charles W. Cramb                         Senior Vice President, Finance and Chief Financial        52
  Senior Vice President and              Officer since December 1999; Senior Vice President,
  Chief Financial Officer                Finance, Chief Financial Officer and Principal
                                         Accounting Officer, July 1997 - December 1999; Vice
                                         President and Controller, July 1995 - June 1997; Vice
                                         President, Finance, Planning and Administration,
                                         Diversified Group, October 1992 - June 1995

Robert E. DiCenso                        Senior Vice President, Personnel and Administration,      58
  Senior Vice President                  since July 1994; Vice President, Investor Relations,
                                         January 1993 - June 1994

Richard K. Willard                       Senior Vice President, Legal, since November 1999;        51
  Senior Vice President                  Partner, Steptoe & Johnson LLP, 1988 - October 1999

Mark N. Edoff                            Principal Accounting Officer, since December 1999;        40
  Principal Accounting Officer           Partner, KPMG LLP, July 1997 - November 1999; Senior
                                         Manager, KPMG LLP, 1991-June 1997

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item with respect to the Company's common stock appears in the 1999 Annual Report on the inside back cover under the caption, "Common Stock," and at page 34 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of February 29, 2000, the record date for the 2000 Annual Meeting, there were 57,340 Gillette stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears in the 1999 Annual Report at page 35 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 1999 Annual Report at pages 13 through 17 under the caption, "Management's Discussion," and is incorporated by reference.

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

     - the ability of the Company to successfully reduce trade inventories to levels consistent with the changing needs of the more concentrated retail trade;

     - the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control.

     - the effects of rapid technological change on product development, differentiation, acceptance and costs including technological advances of competitors;

     - the effects of patents including possible new patents granted to competitors or challenges to Company patents and expiration of patents, which affect competition and product acceptance.

ITEM 7A.  DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

     The information required by this item appears in the 1999 Annual Report at page 16 under the caption, "Market Risk," and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 1999 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report................................  Page 18
(2)  Consolidated Statement of Income for the Years Ended
     December 31, 1999, 1998 and 1997............................  Page 19
(3)  Consolidated Balance Sheet at December 31, 1999 and 1998....  Page 20
(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997............................  Page 21
(5)  Consolidated Statement of Stockholders' Equity for the
     periods ended December 31, 1999, 1998 and 1997..............  Page 22
(6)  Notes to Consolidated Financial Statements..................  Pages 23
                                                                   through 34
(7)  Computation of per share earnings...........................  Pages 19, 23,
                                                                   24, 34 and 35
(8)  Quarterly Financial Information.............................  Page 34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to the Directors of the Company appears in the 2000 Proxy Statement at pages 2 through 4 and at pages 7 and 8, under the caption "Company Transactions with Directors and Officers," and at page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," the texts of which are incorporated by reference.

     The information required for Executive Officers of the Company appears at the end of Part I of this report at page 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 2000 Proxy Statement at pages 8 through 17 under the captions "Compensation of Non-Employee Directors", "Personnel Committee Report on Executive Compensation", "Gillette Comparative Five-Year Investment Performance", and "Executive Compensation" and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 2000 Proxy Statement at pages 6 and 7 under the caption "Stock Ownership of Five Percent Beneficial Owners and Management" and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 2000 Proxy Statement at pages 7 and 8 under the caption "Company Transactions with Directors and Officers" and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1999 Annual Report at the pages indicated below and are incorporated into Part II by reference.

   (1)  Independent Auditor's Report................................  Page 18
   (2)  Consolidated Statement of Income for the Years Ended
        December 31, 1999, 1998 and 1997............................  Page 19
   (3)  Consolidated Balance Sheet at December 31, 1999 and 1998....  Page 20
   (4)  Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997............................  Page 21
   (5)  Consolidated Statement of Stockholders' Equity for the
        periods ended December 31, 1999, 1998 and 1997..............  Page 22
   (6)  Notes to Consolidated Financial Statements..................  Pages 23
                                                                      through 34
   (7)  Computation of per share earnings...........................  Pages 19, 23,
                                                                      24, 34 and 35

SCHEDULES

     The following schedule appears at page 13 of this report:

          II.  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are either not required or not applicable.

EXHIBITS

 3(a)  Composite Certificate of Incorporation of The Gillette
       Company, as amended, filed as Exhibit 3(i) to The Gillette
       Company Quarterly Report on Form 10-Q for the period ended
       March 31, 1998, Commission File No. 1-922, incorporated by reference herein.
  (b)  The Bylaws of The Gillette Company, as amended March 16,
       2000 filed herewith.
 4     Instruments Defining the Rights of Security Holders,
       Including Indentures.
  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective December 10, 1996, filed as Exhibit 4(a) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
  (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the
       Gillette Company filed as Exhibit A to Exhibit 1 to The
       Gillette Company Current Report on Form 8-K, dated December
       30, 1985, Commission File No. 1-911, incorporated by reference as Exhibit 4(c) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No. 1-922, incorporated by reference herein.
  (c)  Amendment to Certificate of Designations, Preferences and
       Rights of Series A Junior Participating Preferred Stock dated December 9, 1996, filed as Exhibit 4(c) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-922, incorporated by reference herein.

  (d) Renewed Rights Agreement dated as of December 14, 1995 between The Gillette Company and The First National Bank of
       Boston, filed as Exhibit 4 to The Gillette Company Current
       Report on Form 8-K, dated December 18, 1995, Commission File
       No. 1-911, incorporated by reference herein.
  (e)  Certificate of Designation of the Series C ESOP Convertible
       Preferred Stock of The Gillette Company, dated January 17,
       1990, filed as Exhibit 4(e) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1989,
       Commission File No. 1-922, incorporated by reference herein.
  (f) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit 3(i) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended March 31,
       1998, Commission File No. 1-922, incorporated by reference herein.
  (g)  Form of $150,000,000 6.25% note due August 15, 2003, issued pursuant to Registration Statement No. 33-54974 of The
       Gillette Company, filed November 24, 1992, as amended May
       14, 1993 and June 24, 1993 and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
  (h)  Form of $150,000,000 and $50,000,000 5.75% notes due October
       15, 2005, issued pursuant to Registration Statement No.
       33-50303 of The Gillette Company, filed September 17, 1993 and the Trust Indenture filed as Exhibit 4.1 to Registration
       Statement No. 3354974 of The Gillette Company, as amended
       May 14, 1993 and June 24, 1993, filed as part of Exhibit
       4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
       The Company has issued non-registered debt instruments copies of which will be furnished to the Commission upon request.
   10  Material Contracts
 *(a) The Gillette Company 1971 Stock Option Plan, as amended, filed herewith.
 *(b) The Gillette Company Stock Equivalent Unit Plan, as amended, filed herewith.
 *(c) The Gillette Company Incentive Bonus Plan, as amended, filed herewith.
 *(d) The Gillette Company Executive Life Insurance Program, filed as Exhibit 10(d) to The Gillette Company Annual Report on
       Form 10-K for the year ended December 31, 1997, incorporated by reference herein.
  (e)  Directors and Officers and Company Liability Policy and
       Fiduciary Liability Insurance policy, filed herewith.
 *(f)  Description of Conversion of Outside Directors' Vested
       Pension Benefit into Deferred Stock Units, as amended, filed herewith.
 *(g)  The Gillette Company Deferred Compensation Plan for Outside
       Directors, filed as Exhibit 10(g) to The Gillette Company
       Annual Report on Form 10-K for the year ended December 31,
       1996, Commission File No. 1-922, incorporated by reference herein.
 *(h)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Michael C. Hawley, filed herewith.
 *(i)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Edward F. DeGraan, filed herewith.
 *(j)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Robert G. King, filed herewith.
 *(k)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Archibald Livis, filed herewith.
 *(l)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Jorgen Wedel, filed herewith.

 *(m)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Charles W. Cramb, filed herewith.
 *(n)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Robert E. DiCenso, filed herewith.
 *(o)  Employment Agreement, dated December 16, 1999, between The
       Gillette Company and Richard K. Willard, filed herewith.
 *(p)  The Gillette Company Change of Control Severance Program for
       Key Executives, filed herewith.
 *(q)  Letter Agreement Re: Estate Preservation Plan II dated May
       27, 1999, between The Gillette Company and Alfred M. Zeien, filed herewith.
  (r)  Letter Agreement, dated July 20, 1989, between The Gillette
       Company and Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form
       8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.
 *(s)  Description of agreement between The Gillette Company and
       Robert J. Murray, effective January 1, 1996, filed as
       Exhibit 10(l) to The Gillette Company Annual Report on Form
       10-K for the year ending December 31, 1995, Commission File
       No. 1-922, incorporated by reference herein.
 *(t) Description of The Gillette Company Estate Planning Program, filed as Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.
 *(u)  The Gillette Company Estate Preservation Plan, filed as
       Exhibit 10(1) to The Gillette Company Annual Report on Form
       10-K for the year ended December 31, 1997, incorporated by reference herein.
 *(v) The Gillette Company Supplemental Retirement Plan, as amended, filed herewith.
 *(w) The Gillette Company Supplemental Savings Plan, as amended, filed herewith.
  (x) Multi-year Credit Agreement dated as of December 20, 1996, among The Gillette Company, Morgan Guaranty Trust Company of
       New York, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10(o) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No.
       1-922, incorporated by reference herein.
  (y)  $2,335,000,000 364-Day Credit Agreement dated as of December
       20, 1996, and amended and restated as of October 20, 1997, October 19, 1998, October 18, 1999, and supplemental as of
       March 24, 2000 among The Gillette Company, Morgan Guaranty
       Trust Company of New York, as agent and a syndicate of domestic and foreign banks, filed herewith.
  (z) Registration Rights Agreement dated as of September 12, 1996 among The Gillette Company, KKR Partners II, L.P. and DI
       Associates, L.P., filed as Exhibit 10.2 to The Gillette
       Company Current Report on Form 8-K filed September 16, 1996,
       Commission File No. 1-922, incorporated by reference herein.
   12 Computation of the ratios of current assets to current liabilities for the years 1999, 1998 and 1997, filed herewith.
   13  Portions of the 1999 Annual Report to Stockholders of The
       Gillette Company incorporated by reference in this Form
       10-K, filed herewith.
   22 List of subsidiaries of The Gillette Company, filed herewith.
   23  Independent Auditors' Consent, filed herewith.
   24  Power of Attorney, filed herewith.
   27  Financial Data Schedule (not considered to be filed).

---------------

* Filed pursuant to Item 14(c).

B.  REPORTS ON FORM 8-K

     A report on Form 8-K was filed on November 8, 1999, which announced the Company's third-quarter results, an expansion of the stock repurchase program and a program to reduce trade inventories.

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

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of THE GILLETTE COMPANY:

     Under date of February 11, 2000, we reported on the consolidated balance sheet of The Gillette Company and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the financial statement schedule on page 13 of this report. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Boston, Massachusetts
February 11, 2000

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (MILLIONS OF DOLLARS)

                                                             ADDITIONS           DEDUCTIONS
                                                       ----------------------    ----------
                                                       CHARGED                     LOSSES
                                         BALANCE AT       TO                      CHARGED      BALANCE AT
                                         BEGINNING      PROFIT     CHARGED TO        TO          END OF
              DESCRIPTION                 OF YEAR      AND LOSS      OTHER        RESERVES        YEAR
              -----------                ----------    --------    ----------     --------     ----------
1999
-----
  Reserves deducted from assets:
     Receivables.......................     $79          $50           --           $55           $74
                                            ===          ===          ===           ===           ===
1998
-----
  Reserves deducted from assets:
     Receivables.......................     $74          $43           --           $38           $79
                                            ===          ===          ===           ===           ===
1997
-----
  Reserves deducted from assets:
     Receivables.......................     $81          $42           --           $49           $74
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

                                          By           CHARLES W. CRAMB
                                            ------------------------------------
                                                      Charles W. Cramb
                                              Senior Vice President and Chief
                                                    Financial Officer
Date: March 30, 2000

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

                     SIGNATURES                                        TITLE                       DATE
                     ----------                                        -----                       ----

                *  MICHAEL C. HAWLEY                           Chairman of the Board          March 30, 2000
-----------------------------------------------------  of Directors, Chief Executive Officer
                   Michael C. Hawley                               and Director

                 *  CHARLES W. CRAMB                           Senior Vice President          March 30, 2000
-----------------------------------------------------       and Chief Financial Officer
                  Charles W. Cramb

                  *  MARK N. EDOFF                         Principal Accounting Officer       March 30, 2000
-----------------------------------------------------
                    Mark N. Edoff

                *  WARREN E. BUFFETT                                 Director                 March 30, 2000
-----------------------------------------------------
                   Warren E. Buffett

                 *  WILBUR H. GANTZ                                  Director                 March 30, 2000
-----------------------------------------------------
                    Wilbur H. Gantz

                *  MICHAEL B. GIFFORD                                Director                 March 30, 2000
-----------------------------------------------------
                   Michael B. Gifford

                *  CAROL R. GOLDBERG                                 Director                 March 30, 2000
-----------------------------------------------------
                   Carol R. Goldberg

               *  DENNIS F. HIGHTOWER                                Director                 March 30, 2000
-----------------------------------------------------
                  Dennis F. Hightower

                *  HERBERT H. JACOBI                                 Director                 March 30, 2000
-----------------------------------------------------
                   Herbert H. Jacobi

                 *  HENRY R. KRAVIS                                  Director                 March 30, 2000
-----------------------------------------------------
                    Henry R. Kravis

                *  JORGE PAULO LEMANN                                Director                 March 30, 2000
-----------------------------------------------------
                   Jorge Paulo Lemann

               *  RICHARD R. PIVIROTTO                               Director                 March 30, 2000
-----------------------------------------------------
                  Richard R. Pivirotto

             *  ALEXANDER B. TROWBRIDGE                              Director                 March 30, 2000
-----------------------------------------------------
                Alexander B. Trowbridge

                 *  MARJORIE M. YANG                                 Director                 March 30, 2000
-----------------------------------------------------
                    Marjorie M. Yang

                 *  ALFRED M. ZEIEN                                  Director                 March 30, 2000
-----------------------------------------------------
                    Alfred M. Zeien

                                                                       *By CHARLES W. CRAMB
                                                        ---------------------------------------------------
                                                                         Charles W. Cramb
                                                                        as Attorney-In-Fact