Form 10-Q
period 2000-03-31
GILLETTE CO
filed 2000-05-12
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 2000           Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding March 31, 2000  . . . . . . . . . . . . . . . . 1,043,889,622



                          PART I. FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                         ----      ----

Net Sales ..........................................   $ 2,045    $ 1,939
Cost of Sales ......................................       749        693
                                                       -------    -------
    Gross Profit ...................................     1,296      1,246

Selling, General and Administrative Expenses .......       857        799
                                                       -------    -------
    Profit from Operations .........................       439        447

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (2)
  Interest expense .................................        49         28
  Exchange .........................................         8          9
  Other charges - net ..............................        (3)         -
                                                       -------    -------
                                                            53         35
                                                       -------    -------
    Income before Income Taxes .....................       386        412

Income Taxes .......................................       128        143
                                                       -------    -------

    Net Income .....................................   $   258    $   269
                                                       =======    =======

Net Income per Common Share

    Basic ..........................................   $   .24    $   .24
    Assuming full dilution .........................   $   .24    $   .24

Dividends per Common Share
    Declared .......................................   $ .1625    $     -
    Paid ...........................................   $ .1475    $ .1275

Weighted average number of common shares outstanding
    Basic ..........................................     1,056      1,107
    Assuming full dilution .........................     1,074      1,132

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------

                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $   101      $    80
  Trade receivables, less allowances 2000, $51;
    1999, $74                                              1,711        2,433
  Other receivables ..................................       306          352
  Inventories:
     Raw materials and supplies ......................       223          229
     Work in process .................................       249          192
     Finished goods ..................................     1,293        1,200
                                                         -------      -------
           Total Inventories .........................     1,765        1,621
  Deferred income taxes ..............................       294          317
  Other current assets ...............................       338          329
                                                         -------      -------
           Total Current Assets ......................     4,515        5,132
                                                         -------      -------

Property, Plant and Equipment, at cost ...............     5,972        5,962
   Less accumulated depreciation .....................     2,323        2,295
                                                         -------      -------
        Net Property, Plant and Equipment ............     3,649        3,667
                                                         -------      -------

Intangible Assets, less accumulated amortization .....     2,325        2,358

Other Assets .........................................       693          629
                                                         -------      -------

                                                         $11,182      $11,786
                                                         =======      =======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,965       $  1,440
  Current portion of long-term debt ................        365            358
  Accounts payable .................................        472            513
  Accrued liabilities ..............................      1,146          1,488
  Dividends payable ................................        171            157
  Income taxes .....................................        247            224
                                                       --------       --------
     Total Current Liabilities .....................      4,366          4,180
                                                       --------       --------

Long-Term Debt .....................................      2,825          2,931
Deferred Income Taxes ..............................        457            423
Other Long-Term Liabilities ........................        785            795
Minority Interest ..................................         39             38

Contingent Redemption Value of Common Stock
  Put Options ......................................        252            359

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued: 2000,
    .1 shares; 1999, .1 shares .....................         84             85
  Unearned ESOP compensation .......................         (3)            (4)
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2000, 1,364 shares; 1999, 1,364 shares .      1,364          1,364
  Additional paid-in capital .......................        869            748
  Earnings reinvested in the business ..............      6,233          6,147
  Accumulated other comprehensive income ...........     (1,074)        (1,061)
  Treasury stock, at cost: 2000, 320 shares;
            l999, 299 shares .......................     (5,015)        (4,219)
                                                       --------       --------
          Total Stockholders' Equity ...............      2,458          3,060
                                                       --------       --------
                                                       $ 11,182       $ 11,786
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
Operating Activities

    Net income ....................................        $ 258        $ 269
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...............          127          121
      Other .......................................            6            1
      Changes in assets and  liabilities,  net of
      effects  from  acquisition and divestitures
      of businesses:
        Accounts receivable .......................          720          616
        Inventories ...............................         (177)        (240)
        Accounts payable and accrued liabilities ..         (345)        (175)
        Other working capital items ...............           (4)        (197)
        Other noncurrent assets and liabilities ...          (39)         (87)
                                                           -----        -----
          Net cash provided by operating activities          546          308
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment ....         (211)        (173)
    Disposals of property, plant and equipment ....           66           54
    Other .........................................           (1)           1
                                                           -----        -----
         Net cash used in investing activities ....         (146)        (118)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock ....................         (790)           -
    Proceeds from sale of put options .............            9           16
    Proceeds from exercise of stock option and
         purchase plans ...........................            6           61
    Proceeds from long-term debt ..................            -          668
    Decrease in long-term debt ....................          (51)           -
    Increase (Decrease) in loans payable ..........          526         (809)
    Dividends paid ................................         (158)        (142)
    Other .........................................           80           13
                                                           -----        -----
         Net cash used in financing
           activities .............................         (378)        (193)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........           (1)           3
                                                           -----        -----
Increase in Cash and Cash Equivalents .............           21            -
Cash and Cash Equivalents at Beginning of Year ....           80          102
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $ 101        $ 102
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest ......................................        $  50        $  30
    Income taxes ..................................        $  37        $  43


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended
                                              March 31
                                         ------------------
                                           2000       1999
                                           ----       ----

Net Income                                $ 258     $  269

Other Comprehensive Income, net of tax:
  Foreign Currency Translation              (13)      (136)
                                           ----       ----

Comprehensive Income                      $ 245     $  133
                                           ====       ====

Foreign currency translation is after unfavorable tax effects for three months of $32 million in 2000 and $54 million in 1999.

Accumulated Other Comprehensive Income

--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                  Accumulated
                                      Foreign                        Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1998   $  (826)         $ (47)        $   (873)
         Change in period               (136)             -             (136)
                                       ------         ------           ------
         Balance March 31, 1999      $  (962)         $ (47)        $ (1,009)
                                       ======         ======           ======

         Balance December 31, 1999   $(1,031)         $ (30)        $ (1,061)
         Change in period                (13)             -              (13)
                                       ------         ------           ------
         Balance March 31, 2000      $(1,044)         $ (30)        $ (1,074)
                                       ======         ======           ======

(/TABLE>

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2000      1999
                                               ----      ----
Net Income, as reported .............         $  258    $  269
Less:  Preferred stock dividends ....              1         1
                                              ------    ------
Net Income, basic ...................         $  257    $  268
Effect of dilutive securities:
    Convertible preferred stock .....              1         1
                                              ------    ------
Net Income, assuming full dilution ..         $  258    $  269
                                              ======    ======


Common shares, basic ................          1,056     1,107
Effect of dilutive securities:
    Convertible preferred stock .....             11        12
    Stock options ...................              7        13
                                              ------    ------
Common shares, assuming full dilution          1,074     1,132
                                              ======    ======

Net Income per Common Share

  Basic .............................         $  .24    $  .24
                                              ======    ======

  Assuming full dilution ............         $  .24    $  .24
                                              ======    ======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Comments
-------------------
Reference is made to the registrant's 1999 Annual Report to stockholders, which contains, at pages 19 through 34, financial statements and the notes thereto, which are incorporated by reference in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Prior year financial statements have been reclassified to conform to the 2000 presentations.


Accounting Pronouncements
-------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 no later than January 1, 2001. Its impact on the consolidated financial statements is still being evaluated, but it is not expected to be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. It will not have a material impact on the consolidated financial statements.


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.


                               Three Months Ended
                                    March 31
                              ------------------
                                2000       1999
                                ----       ----


Net Sales ................     $ 2,045   $ 1,939
Advertising ..............         121        88
   % of Net Sales ........         5.9%      4.5%


                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reorganization and Realignment
------------------------------
On September 28, 1998, the Company announced a reorganization to realign its worldwide operations. In connection with the reorganization and realignment, and in accordance with EITF issue 94-3 and SFAS 121, the Company recorded in the third quarter of 1998 a charge to operating expenses of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted). There have been no material modifications to the scope of the original plan. The program was essentially completed during the quarter ended March 31, 2000. Certain plan costs relating to specific program activities varied from original estimates. Eligible total program spending, however, remained unchanged from the initial provision of $535 million. Total program spending of $535 million includes accruals for cash severance payments that are extending beyond the completion of program activities, due to the severance payment deferral options available to terminated employees. Employee-related expenses for severance payments and other benefits, which were not separately disclosed at the program's inception, were reclassified in the initial provision.

Details of the reorganization and realignment charges follow. The other benefits portion of employee-related expenses, shown below, includes fringe benefits, outplacement fees and special termination benefits related to pensions.

                                                                  Plan
                                         Activity    Current    Inception
                             Initial      Through    Quarter     Through
(Millions)                  Provision   Dec.31,1999  Activity   Mar.31,2000
---------------------       ---------   -----------  --------   -----------
Employee-related expenses

  Severance payments          $265       $141         $ 68         $209
  Other benefits               120         99           35          134
Asset impairments

  Prop., plant, & equip.       122        122           26          148
  Other assets                  13         13            -           13
Distributor buyout costs        15         21           10           31
                              ----       ----         ----         ----
Total                         $535       $396         $139         $535
                              ====       ====         ====         ====



Severance payments were below the initial provision as the Company achieved efficiencies versus the original plan estimates in the actual severance rates paid to terminated employees. Asset impairment costs for property, plant and equipment were above the initial provision for two reasons. First, as factories were closed, there were certain instances where we chose not to redeploy equipment, as planned, at other facilities; and, second, the number of warehouses and office facility closures exceeded the original plan. Distributor buyout costs were also above the initial provision, as the Company achieved the objectives and scope of the original program, although the effort was more costly than planned.

In accordance with EITF issue 94-3, certain expenses related to the program, primarily employee and equipment relocation, were not provided for, nor charged to, the reorganization and realignment reserve. Those expenses, which are therefore recognized as incurred, amounted to $61 million for the full year in 1999. In the first quarter of 2000, they were $9 million, compared to no expense in the first quarter of 1999. The expenses are included in selling, general and administrative expenses.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Share Repurchase Program
------------------------
The Company has an ongoing share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 1999, the Company repurchased 69 million shares in the open market for $3,173 million. In the first quarter of 2000, the Company repurchased 22 million shares in the open market for $798 million. The Company plans to purchase the remaining authorized shares in the open market or in privately negotiated transactions, depending on market conditions and other factors.

In 2000, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and collected $9 million in premiums through March 31, 2000. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money". In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares. To date, the Company has purchased shares upon settlement and intends to continue this practice.

The option prices are based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." All of the outstanding put options mature in the second quarter.

At March 31, 2000, a portion of the outstanding put options had strike prices which were greater than the closing price for Gillette common stock on March 31, 2000. Those options were therefore "in the money". Although the options are not excercisable until a future date, the "in the money" premium at March 31, 2000 was $8 million.


Employee Stock Ownership Plan
-----------------------------
On April 25, 2000, the trustee for the ESOP trust redeemed the Series C preferred stock, held by the trust, for common stock. The redemption was made by the trustee in order to receive the common stock dividend, which now provides a higher return to holders than the preferred stock dividend. The redemption has no impact on fully diluted EPS and closes the gap between basic and fully diluted EPS. The preferred shares had a stated cost of $84 million and were redeemed for common stock held in the Company's treasury with a cost of $174 million. This impact will be reflected in the second quarter balance sheet. Total stockholders' equity is unchanged as a result of the redemption.

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

                                          Net Sales
                                    -------------------
                                    Three Months Ended
                                          March 31
                                    -------------------
(Millions)                            2000        1999
                                     ------      ------
 Blades & Razors                    $  718      $  652
 Toiletries                            230         225
 Duracell Products                     464         476
 Oral-B Products                       155         145
 Braun Products                        340         298
 Stationery Products                   138         143
                                     ------      ------
   Total                            $2,045      $1,939
                                     ======      ======


                               Profit/(Loss) from Operations
                                    -------------------
                                    Three Months Ended
                                          March 31
                                    -------------------
 (Millions)                            2000       1999
                                      ------     ------
 Blades & Razors                     $  284     $  266
 Toiletries                              29         30
 Duracell Products                       62         92
 Oral-B Products                         23         23
 Braun Products                          55         38
 Stationery Products                     (3)         1
                                      ------     ------
 Subtotal Reportable Segments           450        450
 All Other                              (11)        (3)
                                      ------     ------
   Total                             $  439    $   447
                                      ======     ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Assets
                                  -------------------------------------------
                                  Mar. 31,   Dec. 31,    Mar. 31,    Dec. 31,
(Millions)                          2000       1999        1999        1998
                                  -------    -------     -------     -------
Blades & Razors                  $  3,541    $ 3,532     $ 3,347     $ 3,378
Toiletries                            652        696         747         771
Duracell Products                   3,086      3,310       3,014       3,288
Oral-B Products                       658        663         725         680
Braun Products                      1,482      1,602       1,574       1,679
Stationery Products                 1,114      1,214       1,211       1,330
                                  -------    -------     -------     -------
Subtotal Reportable Segments       10,533     11,017      10,618      11,126
All Other                             649        769         841         776
                                  -------    -------     -------     -------
  Total                          $ 11,182    $11,786     $11,459     $11,902
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


First Quarter 2000 versus 1999
------------------------------
Sales for the quarter ended March 31, 2000, were $2.05 billion, an increase of 5% versus the same quarter of the prior year. Excluding the adverse effects of exchange, sales climbed 9%, attributable to volume/mix.

Sales in North America were 6% above those of the prior year, driven by sales increases of 15% for blades and razors and 16% for Braun. Sales in Latin America were up 19% from 1999, due largely to improving regional economic conditions, as well as the launch of the Mach3 shaving system and higher prices, in dollar terms, in Brazil. Sales in Europe were 1% below those of the previous year, as favorable volume mix in blades and razors together with new Braun products were more than offset by unfavorable exchange related to the continued weakening of the Euro. Sales in Europe would have increased 10% without the impact of unfavorable exchange. Sales in the AMEE region (Africa, Middle East and Eastern Europe) were up 4%, but would have increased by 10% without the unfavorable impact of exchange. While the region continued to improve, with Russia showing strong growth, AMEE's sales performance was negatively affected by our move to reduce trade receivables in certain key markets. Sales in the Asia-Pacific region were 8% above those of the prior year, reflecting Braun strength in Japan.

Sales of blades and razors rose 10%, and profits 7%, due primarily to strong sales of the Mach3 system in North America, Europe and Latin America. Sales in North America grew by 15%, aided by initial shipments of the SensorExcel for Women Fashion line and new elastomer-handle disposable razors. Sales in Latin America climbed 29%, reflecting the successful launch of the Mach3 system in Brazil. In Europe, trade destocking activity continued, partially offset by a 50% increase in Mach3 cartridge shipments and initial sell in of the Sensor Excel for Women Fashion razor. Total blades and razors profit grew at a slower rate than sales, primarily due to a strong increase in advertising.

Toiletries sales were 2% above those of the prior year, reflecting the performance of pre- and post-shave products in Europe and the AMEE region. Profits were $29 million in 2000 and $30 million in 1999.

Sales of Duracell products declined 2%. In North America, sales were 3% above those of the prior year, however, we believe sales were dampened by the Year 2000 effect in the fourth quarter. Sales in Latin America were 9% above those of the prior year, reflecting share gains and economic improvement in several countries. Sales in Europe were 13% below those of the previous year, due primarily to depreciation of the Euro, as well as overall softness in the European battery market. Asia-Pacific battery sales were 16% below those of the prior year, largely as a result of lower overall battery sales in Korea as well as low-priced alkaline competition in China. Duracell profit from operations was 33% below the previous year due to lower sales, increased marketing support and lower expenses in 1999 related to harmonization of Duracell employee benefit programs.

Sales of Oral-B products were 8% above those of 1999, with gains in all major geographies except the AMEE region. Sales growth of 4% in North America was driven by the CrossAction toothbrush. In Latin America and the Asia-Pacific region, all major markets recorded double-digit sales growth, and European sales would have increased 17% without the 10% unfavorable impact of exchange. Profit from operations was 2% below that of 1999, due to higher advertising expenses in connection with the CrossAction toothbrush launch in Europe.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales of Braun products were 14% above those of the prior year. Sales increases, aided by broad-based advertising support, were achieved across all geographies. Sales of the Braun Syncro electric shaver drove growth in Germany and Japan, while improving economic conditions and increased distribution led to strong growth in the AMEE region and Latin America. Profit from operations was 46% above those of 1999, reflecting the sales growth and improved mix.

Sales of stationery products were virtually unchanged versus those of 1999, after adjusting for 4% unfavorable exchange. Stationery products incurred a loss from operations of $3 million for the quarter, compared to a profit from operations of $1 million in the first quarter of 1999.


Costs and Expenses
------------------
Gross profit was $1.30 billion, an increase of 4% versus 1999. Gross profit as a percentage of sales was 63.4%, compared with 64.3% in 1999. The slight decline in margin was due to unfavorable segment mix, as Braun, a relatively high product cost business, was our fastest growing segment in the quarter. Additionally, competitive market prices led to lower sales of Duracell products.

Selling, general and administrative expenses increased by $58 million, or 7%. Combined advertising and sales promotion expenses grew 8%, with advertising as a percent of sales increasing by nearly one and a half points to 5.9%. Other marketing and administrative expenses were 9% above those of the prior year.

Profit from operations was $439 million, down 2%, versus $447 million a year earlier.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program. Net exchange losses and the effective tax rate were lower.

Net income of $258 million was 4% below the $269 million in 1999. Basic and diluted net income per common share of $.24 were both equal to 1999 results.


Trade Inventory Reduction Initiative
------------------------------------
During the fourth quarter of 1999, the Company announced a program to reduce trade inventories, primarily blade inventories in Europe and to a lesser extent in Latin America, in response to major changes occurring in the retail trade. The program continued in the first quarter, with blade shipments below consumer take away in Europe, North America and Latin America. This program will continue throughout the remainder of the year.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Product Category Review
-----------------------
The Company continues to carefully review every product category and will look to prune, divest or discontinue product categories that do not demonstrate the potential for acceptable rates of growth.


Reorganization and Realignment
------------------------------
On September 28, 1998, the Company announced a reorganization and realignment program that resulted in a third-quarter charge to operations of $535 million ($347 million after taxes, or $.30 in net income per common share, fully diluted).

The program resulted in the closure of 14 factories, 13 warehouses and 34 office facilities, as well as a reduction of 4,623 employees across all business segments, geographies and employee groups. Project activity was essentially complete at March 31, 2000.

Details of the facility closures and employee reductions follow.


                                                                  Plan
                                              Current           Inception
                                Initial       Quarter            Through
                                 Plan        Activity         March 31, 2000
                                -------      --------       ------------------
  Facility Closures

          Factories                14              3                  14
          Warehouses               12              2                  13
          Office Facilities        30              5                  34

     Employee reductions        4,700          1,173               4,623


At March 31, 2000, the carrying value of assets held for sale was $15 million.

Pretax cash outlays were $16 million in 1998, $197 million in 1999 and are estimated to be $113 million in 2000. Cash severance payments will extend beyond the completion of program activities, due to the severance payment deferral options available to terminated employees. In 2000, cash benefits generated from the program are expected to be in line with original estimates.

Additional reorganization and realignment details are provided in the Notes to Consolidated Financial Statements.


                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the three months ended March 31, 2000, amounted to $546 million, compared with $308 million in the same period last year. A significant portion of this change was due to movement in both accounts receivable and inventories that compared favorably with that of 1999, reflecting the efforts of our working capital action plan. Other working capital items compared favorably to 1999 due to the timing of tax payments in 1999.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at March 31, 2000, amounted to $4.96 billion, compared with $4.53 billion at year-end 1999. The increase was due primarily to additional debt used to finance the share repurchase program. The Company's current ratio at March 31, 2000, was 1.03, compared with 1.23 at December 31, 1999, reflecting increased loans payable as a result of the share repurchase program.

The change in our foreign currency translation adjustment through March 31, 2000 was a loss of $13 million, including a loss of approximately $60 million on significant physical plant and operating assets in Euroland. Hedging gains on the Euro, also included in foreign currency translation adjustment, offset the Euro losses. Losses through March 31, 1999, were $136 million, with Brazil accounting for nearly two-thirds of the loss.


Year 2000
---------
The Company's Year 2000 initiative was extremely successful. No interruptions to Gillette business processes occurred.

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


Item 4.  Vote of Security Holders

At its Annual Meeting on April 20, 2000, the stockholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2003 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                            For              Withheld
                                        -----------         ----------
         Michael C. Hawley              840,536,320         53,631,472
         Dennis F. Hightower            880,188,971         13,978,821
         Herbert H. Jacobi              880,378,656         13,789,136
         Henry R. Kravis                879,177,072         14,990,720


2. Approved the appointment by the Board of Directors of KPMG as auditors for the year 2000. The vote was 887,537,272 for and 2,905,500 against the proposal, with 3,725,020 abstentions.


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

    * the pattern of the Company's sales, including variations in sales volume within periods, which makes forward-looking statements about sales and earnings difficult and may result in the material variance of actual results from those contained in statements made at any time prior to the period's close;

    * vigorous competition within the Company's product markets, including pricing, promotional, advertising or other activities, in order to preserve or gain market share, the timing of which cannot be foreseen by the Company;

    * the Company's reliance on the development of new products and the inherent risks associated with new product introductions, including uncertainty of trade and customer acceptance and competitive reaction;

    * the  costs   and  effects  of   unanticipated   legal  and  administrative
      proceedings;

                                     PAGE 17
                           PART II. OTHER INFORMATION


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

    * the  ability  of  the  Company to  successfully  reduce  working  capital;

    * the possibility of one or more of the global markets in which the Company competes being impacted by variations in political, economic or other factors, such as inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes or other external factors over which the Company has no control;

    * the  effects  of  rapid  technological   change  on  product  development,
      differentiation, acceptance and costs, including technological advances of competitors;

    * the effects of patents, including possible new patents granted to competitors or challenges to Company patents and expiration of patents, which affect competition and product acceptance;


Item 6(a)  Exhibits


Exhibit 27 Financial Data Schedule


Item 6(b)  Reports on Form 8-K


There were no reports on Form 8-K filed during the quarterly period ended March 31, 2000.

                                     PAGE 18
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






MARK N. EDOFF

Mark N. Edoff
Principal Accounting Officer

May 12, 2000