Form 10-Q
period 2000-06-30
GILLETTE CO
filed 2000-08-04
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 2000           Commission File Number 1-922


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

Title of each class


Common Stock, $1.00 par value

Shares Outstanding June 30, 2000 . . . . . . . . . . . . . . . . . 1,052,802,479

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                             June 30                  June 30
                                                       ------------------         ----------------
                                                          2000       1999          2000       1999
                                                          ----       ----          ----       ----

Net Sales ..........................................   $ 2,249    $ 2,205       $ 4,156    $ 4,001
Cost of Sales ......................................       809        823         1,497      1,455
                                                       -------    -------       -------    -------
    Gross Profit ...................................     1,440      1,382         2,659      2,546
Selling, General and Administrative Expenses .......       941        905         1,718      1,623
                                                       -------    -------       -------    -------
    Profit from Operations .........................       499        477           941        923

Nonoperating Charges (Income):
  Interest income ..................................        (2)        (1)           (3)        (3)
  Interest expense .................................        56         24           105         52
  Exchange .........................................        (4)         7             4         16
  Other charges - net ..............................         5          3             2          3
                                                       -------    -------       -------    -------
                                                            55         33           108         68
                                                       -------    -------       -------    -------
Income from Continuing Operations before Income Taxes      444        444           833        855
Income Taxes .......................................       148        154           277        297
                                                       -------    -------       -------    -------
Income from Continuing Operations ..................       296        290           556        558

Loss on Disposal of Discontined Operations, net of tax    (428)         -          (428)         -
Income (Loss) from Discontinued Operations, net of tax       1         10            (1)        11
                                                       -------    -------       -------    -------
Net Income (Loss) ..................................   $  (131)  $    300       $   127    $   569
                                                       =======    =======       =======    =======

Net Income (Loss) per Common Share, basic
    Continuing Operations...........................   $   .28    $   .26       $   .53    $   .50

    Disposal of Discontinued Operations.............      (.41)         -          (.41)         -
    Discontinued Operations ........................         -        .01             -        .01
                                                       -------    -------       -------    -------
    Net Income (Loss) ..............................   $  (.13)   $   .27       $   .12    $   .51
                                                       =======    =======       =======    =======
Net Income (Loss) per Common Share,
  assuming full dilution
    Continuing Operations ..........................   $   .28    $   .25       $   .52    $   .49

    Disposal of Discontinued Operations.............      (.41)         -          (.40)         -
    Discontinued Operations ........................         -        .01             -        .01
                                                       -------    -------       -------    -------
    Net Income (Loss) ..............................   $  (.13)   $   .26       $   .12    $   .50
                                                       =======    =======       =======    =======

Dividends per Common Share
    Declared .......................................   $     -    $ .1475       $ .1625    $ .1475
    Paid ...........................................   $ .1625    $ .1475       $ .3100    $ .2750

Weighted average number of common shares outstanding
    Basic ..........................................     1,050      1,101         1,054      1,103
    Assuming full dilution .........................     1,058      1,124         1,067      1,127

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                       June 30,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    43      $    80
  Trade receivables, less allowances 2000, $57;
    1999, $74 ........................................     1,729        2,208
  Other receivables ..................................       289          319

  Inventories:
     Raw materials and supplies ......................       179          190
     Work in process .................................       269          182
     Finished goods ..................................     1,081        1,020
                                                         -------      -------
           Total Inventories .........................     1,529        1,392
  Deferred income taxes ..............................       399          309
  Other current assets ...............................       254          315
  Net assets of discontinued operations ..............       843        1,174
                                                         -------      -------
           Total Current Assets ......................     5,086        5,797
                                                         -------      -------

  Property, Plant and Equipment, at cost .............     5,927        5,762
    Less accumulated depreciation ....................     2,396        2,295
                                                         -------      -------
        Net Property, Plant and Equipment ............     3,531        3,467
                                                         -------      -------

  Intangible Assets, less accumulated amortization ...     1,852        1,897

  Other Assets .......................................       692          625
                                                         -------      -------

                                                         $11,161      $11,786
                                                         =======      =======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       June 30,     December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  2,355       $  1,440
  Current portion of long-term debt ................        360            358
  Accounts payable .................................        446            513
  Accrued liabilities ..............................      1,419          1,488
  Dividends payable ................................          -            157
  Income taxes .....................................        125            224
                                                       --------       --------
     Total Current Liabilities .....................      4,705          4,180
                                                       --------       --------

Long-Term Debt .....................................      2,818          2,931
Deferred Income Taxes ..............................        468            423
Other Long-Term Liabilities ........................        765            795
Minority Interest ..................................         36             38

Contingent Redemption Value of Common Stock
  Put Options ......................................         68            359

Stockholders' Equity:
  8.0% Cumulative Series C ESOP Convertible
    Preferred, without par value, issued:
      1999, .1 shares ..............................          -             85
  Unearned ESOP compensation .......................          -             (4)
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2000, 1,365 shares; 1999, 1,364 shares .      1,365          1,364
  Additional paid-in capital .......................        972            748
  Earnings reinvested in the business ..............      6,102          6,147
  Accumulated other comprehensive income ...........     (1,185)        (1,061)
  Treasury stock, at cost: 2000, 312 shares;
            l999, 299 shares .......................     (4,953)        (4,219)
                                                       --------       --------
    Total Stockholders' Equity .....................      2,301          3,060
                                                       --------       --------
                                                       $ 11,161       $ 11,786
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
Operating Activities

    Income from continuing operations .............        $ 556        $ 558
    Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization ...............          234          210
      Other .......................................            4            4
      Changes in assets and  liabilities,  net of
      effects  from  acquisitions and divestitures
      of businesses:
        Accounts receivable .......................          435          282
        Inventories ...............................         (187)        (250)
        Accounts payable and accrued liabilities ..         (345)        (243)
        Other working capital items ...............          (97)         (32)
        Other noncurrent assets and liabilities ...          (74)         (49)
                                                           -----        -----
          Net cash provided by operating activities          526          480
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment ....         (388)        (366)
    Disposals of property, plant and equipment ....           60           72
    Other .........................................           15            1
                                                           -----        -----
         Net cash used in investing activities ....         (313)        (293)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock ....................         (944)      (1,133)
    Proceeds from sale of put options .............           13           38
    Proceeds from exercise of stock option and
         purchase plans ...........................           13           80
    Proceeds from long-term debt ..................            -        1,103
    Decrease in long-term debt ....................          (56)           -
    Increase (Decrease) in loans payable ..........          912         (110)
    Dividends paid ................................         (329)        (306)
    Settlements of debt-related derivative contracts         106           48
                                                           -----        -----
         Net cash used in financing
           activities .............................         (285)        (280)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........           (3)          (2)
Net Cash Provided by Discontinued Operations ......           38           56
                                                           -----        -----
Decrease in Cash and Cash Equivalents .............          (37)         (39)
Cash and Cash Equivalents at Beginning of Year ....           80          102
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $  43        $  63
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest ......................................        $ 109        $  33
    Income taxes ..................................        $ 286        $ 202

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           2000        1999      2000      1999
                                           ----        ----      ----      ----

Net Income (Loss)                         $(131)    $  300     $  127    $  569

Other Comprehensive Income, net of tax:
  Foreign Currency Translation             (111)       (86)      (124)     (222)
                                           ----       ----       ----      ----

Comprehensive Income (Loss)               $(242)    $  214     $    3    $  347
                                           ====       ====       ====      ====

Comprehensive Income (Loss) includes activities from both continuing and discontinued operations. Foreign currency translation is after unfavorable tax effects of $34 million for three months in 1999, and of $32 million and $88 million for six months in 2000 and 1999, respectively. There was no tax effect for three months in 2000.

Accumulated Other Comprehensive Income
--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:


                                                                  Accumulated
                                      Foreign                        Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1998   $  (826)         $ (47)        $   (873)
         Change in period               (136)             -             (136)
                                       ------         ------           ------
         Balance March 31, 1999         (962)           (47)          (1,009)
         Change in period                (86)             -              (86)
                                       ------         ------           ------
         Balance June 30, 1999       $(1,048)         $ (47)        $ (1,095)
                                       ======         ======           ======

         Balance December 31, 1999   $(1,031)         $ (30)        $ (1,061)
         Change in period                (13)             -              (13)
                                       ------         ------           ------
         Balance March 31, 2000       (1,044)           (30)          (1,074)
         Change in period               (111)             -             (111)
                                       ------         ------           ------

         Balance June 30, 2000       $(1,155)         $ (30)        $ (1,185)
                                       ======         ======           ======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                   June 30                  June 30
                                             ------------------       ------------------
                                                2000      1999           2000      1999
                                                ----      ----           ----      ----

Income from continuing operations .....       $  296    $  290         $  556    $  558
Less:  Preferred stock dividends ......            -         1              1         2
                                              ------    ------         ------    ------
Income, from continuing operations,
  basic                                          296       289            555       556
Effect of dilutive securities:
    Convertible preferred stock .......            -         1              1         2
                                              ------    ------         ------    ------
Income from continuing operations,
  assuming full dilution ..............          296       290            556       558
                                              ------    ------         ------    ------

Loss on disposal of discontinued operations     (428)        -           (428)        -
Income (Loss) from discontinued operations         1        10             (1)       11
                                             -------    -------       -------   -------
Net Income (Loss), assuming full dilution    $  (131)   $  300          $ 127    $  569
                                             =======    =======       =======    =======

Common shares, basic ..................        1,050     1,101          1,054     1,103
Effect of dilutive securities:
    Convertible preferred stock .......            -        12              6        12
    Stock options .....................            8        11              7        12
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,058     1,124          1,067     1,127
                                              ======    ======         ======    ======

Net Income (Loss) per Common Share,
  basic
    Continuing Operations .............       $  .28    $  .26         $  .53    $  .50

    Disposal of Discontinued Operations        ( .41)        -           (.41)        -
    Discontinued Operations ...........            -       .01              -       .01
                                              ------    ------         ------    ------
    Net Income (Loss) .................      $  (.13)  $   .27          $ .12    $  .51
                                              ======    ======         ======    ======

Net Income (Loss) per Common Share,
    assuming full dilution
    Continuing Operations .............      $   .28    $  .25        $   .52    $  .49

    Disposal of Discontinued Operations         (.41)        -           (.40)        -
    Discontinued Operations ...........            -       .01              -       .01
                                              ------    ------         ------    ------
    Net Income (Loss) .................      $  (.13)   $  .26        $   .12    $  .50
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


Accounting Pronouncements
-------------------------
In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and could result in more pronounced quarterly fluctuations in other income and expense.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 will not have a material impact on the consolidated financial statements.

In May of 2000, the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including: discounts, coupons, rebates and free products. The Company will adopt this consensus in the third quarter of 2000. The impact of this consensus on the Company's consolidated financial statements is still being evaluated.


Reorganization and Realignment
------------------------------
The program was essentially completed during the quarter ended March 31, 2000. From the inception of the plan through March 31, 2000, total program spending was $535 million. Spending for employee-related expenses included $209 million for severance and $134 million for other benefits. Asset impairment costs included $148 million for property, plant and equipment and $13 million for other assets. Distributor buyout costs were $31 million.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Discontinued Operations
-----------------------
The Company has completed its review of the Stationery Products segment and has made the decision to divest the business. It is estimated that the sale will result in an after-tax loss of $428 million (net of a tax benefit of $90 million) or $.41 net income per common share in the second quarter, fully diluted. The net loss includes the book loss on the transaction, estimates for the operating profit of the segment through the expected disposal date and other costs directly associated with the decision to divest, including post divestiture reorganization costs.

The Stationery Products segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes, for all periods shown, have been restated to reflect discontinued operations accounting. For the periods ended June 30, the results of discontinued operations were as follows:

                                    Three Months Ended    Six Months Ended
                                          June 30             June 30
                                    ------------------    ------------------
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----

(Millions)
--------
Net Sales .......................  $   190    $   209    $   328     $  352
Income (Loss) before income taxes        1         15         (2)        16
Income taxes ....................        -          5         (1)         5
                                    ------     ------     ------     ------
Net income (loss) from operations
  of discontinued business ......  $     1    $    10    $    (1)   $    11
                                    ======     ======     ======     ======

The assets identified as part of the disposition of Stationery Products are recorded as Net Assets of Discontinued Operations, the cash flow of the business is reported as Net Cash Flow from Discontinued Operations, and the results of operations of the segment are reported as Income (Loss) from Discontinued Operations, net of tax. Net Assets of Discontinued Operations consisted of the following:

                                                June 30,       Dec. 31,
                                                  2000           1999
                                               -----------    -----------
Millions
--------
Net Current Assets                              $   447        $   509
Property, plant and equipment,
  less accumulated depreciation                     181            200
Other net noncurrent assets and liabilities         215            465
                                                 ------         ------
Net assets of discontinued operations           $   843        $ 1,174
                                                 ======         ======

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended      Six Months Ended
                                    June 30               June 30
                              ------------------      ------------------
                                2000       1999         2000       1999
                                ----       ----        ----       ----

Net Sales ................     $ 2,249   $ 2,205     $ 4,156     $4,001
Advertising ..............         141       142         257        227
   % of Net Sales ........         6.3%      6.4%       6.2%       5.7%


Share Repurchase Program
------------------------
The Company has an ongoing share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 1999, the Company repurchased 69 million shares in the open market for $3,173 million. In the first quarter of 2000, the Company repurchased 22 million shares in the open market for $798 million, and in the second quarter of 2000, 3 million shares for $113 million. The Company plans to purchase the remaining authorized shares in the open market or in privately negotiated transactions, depending on market conditions and other factors.

In 2000, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and collected $13 million in premiums through June 30, 2000. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money." In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares. To date, the Company has purchased shares upon settlement and intends to continue this practice.

The option prices are based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." All of the outstanding put options mature in the third quarter.

At June 30, 2000, no put options had strike prices that were greater than the closing price for Gillette common stock on June 30, 2000.


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

                                                     Net Sales
                                    --------------------------------------------
                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------      -------------------
(Millions)                            2000        1999         2000        1999
                                     ------      ------       ------      ------
 Blades & Razors                    $  889      $  824       $1,607      $1,476
 Toiletries                            243         281          473         506
 Duracell Products                     588         608        1,052       1,084
 Oral-B Products                       164         164          319         309
 Braun Products                        365         328          705         626
                                    ------      ------       ------      ------
   Total continuing operations      $2,249      $2,205       $4,156      $4,001
                                    ======      ======       ======      ======
   Discontinued operations          $  190      $  209       $  328      $  352
                                    ------      ------       ------      ------


                                               Profit from Operations
                                    --------------------------------------------
                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    ------------------       -------------------
 (Millions)                           2000        1999         2000        1999
                                     ------      ------       ------      ------
 Blades & Razors                    $  345      $  321       $  629      $  587
 Toiletries                             17          18           46          48
 Duracell Products                      94         117          156         209
 Oral-B Products                        16          20           39          43
 Braun Products                         34          14           89          52
                                    ------      ------       ------      ------
 Subtotal Reportable Segments          506         490          959         939
 All Other                              (7)        (13)         (18)        (16)
                                    ------      ------       ------      ------
   Total continuing operations      $  499      $  477       $  941      $  923
                                    ======      ======       ======      ======
   Discontinued operations          $    1      $   15       $   (2)     $   16
                                    ------      ------       ------      ------


                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       Identifiable Assets
                                 ---------------------------------------------------------------
                                 Jun 30,    Mar 31,    Dec 31,    Jun 30,    Mar 31,    Dec 31,
(Millions)                        2000       2000       1999       1999       1999       1998
                                 -------    -------    -------    -------    -------    -------
Blades & Razors                 $ 3,596    $ 3,541    $ 3,532    $ 3,532    $ 3,347    $ 3,378
Toiletries                          647        652        696        770        747        771
Duracell Products                 3,212      3,086      3,310      3,008      3,014      3,288
Oral-B Products                     660        658        663        749        725        680
Braun Products                    1,515      1,482      1,602      1,546      1,574      1,679
                                -------    -------     -------   -------    -------    -------
Subtotal Reportable Segments      9,630      9,419      9,803      9,605      9,407      9,796
All Other                           688        673        809        783        886        834
Discontinued Operations             843      1,090      1,174      1,195      1,166      1,272
                                -------    -------    -------    -------    -------    -------
  Total                         $11,161    $11,182    $11,786    $11,583    $11,459    $11,902
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


Second Quarter 2000 versus 1999
-------------------------------
Sales for the quarter ended June 30, 2000, were $2.25 billion, an increase of 2% versus the same quarter of the prior year. Excluding the adverse effects of exchange and the divestiture of the White Rain hair care line, sales climbed 8%, attributable to volume/mix and price.

Sales in North America were 4% above those of the prior year, driven by sales increases of 14% for blades and razors, 52% for Braun, and 5% for Duracell. Excluding the divestiture of White Rain, sales growth was 7%. Sales in Latin America were up 10% from those of 1999, as all core product lines contributed to the growth. Sales in Europe were 3% below those of the previous year, as favorable volume/mix in blades and razors and in Braun products was more than offset by unfavorable exchange related to the Euro. Sales in Europe would have increased 7% without the negative effect of exchange. Sales in the AMEE region (Africa, Middle East and Eastern Europe) were down 3%, but would have increased by 6% without the negative effect of exchange. While economies in the region continued to improve, AMEE's sales performance was negatively affected by our continued actions to reduce trade receivables in certain key markets. Sales in the Asia-Pacific region were 4% above those of the prior year, reflecting Braun strength in Japan, higher sales of blades and razors and favorable exchange.

Sales of blades and razors rose 8%, and profits 7%, due primarily to strong sales of the Mach3 system in North America, Europe and Latin America. Blade and razor sales in North America grew by 14%, aided by shipments of the SensorExcel for Women Fashion line and new elastomer-handle disposable razors. In Europe, sales grew by 4% versus the prior year, or 15% excluding unfavorable exchange, with a 45% increase in Mach3 cartridge shipments and continued strong sell-in of the Sensor Excel for Women Fashion razor.

Toiletries sales were 14% below those of 1999, but would have matched last year's level without the adverse effects of the divestiture of White Rain and unfavorable exchange. Sales of pre- and post-shave products were 6% above those of the prior year. Profits were 9% below those of 1999.

Sales of Duracell products declined 3%. In North America, sales were 5% above those of the prior year, reflecting strength in Duracell Ultra alkaline batteries and photo lithium batteries. Sales in Latin America were 13% above 1999, reflecting share gains and economic improvement in several countries. Sales in Europe were 12% below those of the previous year, due primarily to depreciation of the Euro. Asia-Pacific battery sales were 24% below those of the prior year, largely as a result of lower overall battery sales in Korea, as well as low-priced alkaline competition in China. Duracell profit from operations was 19% below that of the previous year, due to lower sales and increased marketing support.

Sales of Oral-B products showed little change from those of 1999, with gains in Latin America offset by lower sales in North America. Sales declined 13% in North America due to a difficult comparison with 1999, including the pipeline for the launch of CrossAction. In Latin America, sales were up 38% aided by improving economic conditions, and European sales were flat due to a 12% unfavorable impact of exchange. Worldwide CrossAction sales were 36% above those of 1999, reflecting strong growth in all regions outside of North America. Profit from operations was 18% below that of 1999, primarily due to country mix and the impact of the worldwide rollout of CrossAction toothbrushes.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales of Braun products were 11% above those of the prior year. Sales increases, aided by broad-based advertising support in core product categories, were achieved across all geographies except Europe, where sales were restrained by the depreciation of the Euro. Sales of the Braun Syncro electric shaver drove growth in Germany and Japan, while improving economic conditions and increased distribution led to strong growth in the AMEE region and Latin America. Sales of Braun oral care were 14% above those of the prior year. Profit from operations more than doubled, from $14 million in 1999 to $34 million in 2000, reflecting sales growth, improved mix and lower overhead expenses.

Six Months 2000 versus 1999
------------------------------
Sales for the six months ended June 30, 2000, were $4.16 billion, an increase of 4% versus the same period of the prior year. Excluding the adverse effects of exchange and the divestiture of the White Rain hair care line, sales climbed 9%, attributable to volume/mix and, to a lesser degree, price.

Sales in North America were 5% above those of the prior year, driven by sales increases of 15% for blades and razors, 34% for Braun and 4% for Duracell.
Excluding the divestiture of White Rain, sales growth was 7%. Sales in Latin America were up 14% from those of 1999, due largely to improving regional economic conditions that benefited all core product lines. Sales in Europe were 2% below those of the previous year, as favorable volume/mix in blades and razors and in Braun products was more than offset by unfavorable exchange related to the Euro. Sales in Europe would have increased 9% without the impact of unfavorable exchange. Sales in the AMEE region (Africa, Middle East and Eastern Europe) were up 1%, but would have increased by 15% without the unfavorable impact of exchange. While economies in the region continued to improve, AMEE's sales performance was negatively affected by our continued actions to reduce trade receivables in certain key markets. Sales in the Asia-Pacific region were 5% above those of the prior year, reflecting Braun strength in Japan and favorable exchange.

Sales of blades and razors rose 9%, and profits 7%, due primarily to strong sales of the Mach3 system in North America, Europe and Latin America. Blade and razor sales in North America grew by 15%, aided by initial shipments of the SensorExcel for Women Fashion line and new elastomer-handle disposable razors. Sales in Latin America climbed 16%, reflecting the successful launch of the Mach3 system in Brazil. In Europe, sales grew by 3% versus the prior year, or 14% excluding unfavorable exchange, with a 49% increase in Mach3 cartridge shipments and continued sell-in of the Sensor Excel for Women Fashion razor. Total blade and razor profit grew at a slower rate than sales, due primarily to a strong increase in marketing expenses.

Toiletries sales were 7% below those of the prior year, due chiefly to the divestiture of White Rain. Sales of pre- and post-shave products were 8% above those of the prior year. Profits were 5% below those of 1999.

Sales of Duracell products declined 3%, as a 52% increase in Duracell Ultra was offset by sharply lower sales of non-Duracell branded batteries. In North America, sales were 4% above those of the prior year, reflecting strength in Duracell Ultra alkaline batteries and photo lithium batteries. Sales in Latin America were 11% above those of 1999, reflecting share gains and economic improvement in several countries. Sales in Europe were 13% below those of the previous year, due primarily to depreciation of the Euro. Asia-Pacific battery sales were 20% below those of the prior year, largely as a result of lower overall battery sales in Korea, as well as low-priced alkaline competition in China. Duracell profit from operations was 25% below that of the previous year, reflecting lower sales and increased marketing support.

Sales of Oral-B products were 4% above those of 1999. In Latin America, sales were up 32%, assisted by improving economic conditions, and European sales would have increased 14% without the 11% unfavorable impact of exchange. These gains were partially offset by lower sales in North America. Profit from operations was 9% below that of 1999, due to country mix and the impact of the worldwide rollout of CrossAction toothbrushes.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Sales of Braun products were 13% above those of the prior year. Sales increases, aided by broad-based advertising support in core product categories, were achieved across all geographies except Europe, where sales were restrained by the depreciation of the Euro. Sales of the Braun Syncro electric shaver drove growth in Germany and Japan, while improving economic conditions and increased distribution led to strong growth in the AMEE region and Latin America. Sales of Braun oral care were 14% above those of the prior year. Profit from operations was 71% above that of 1999, reflecting sales growth, improved mix and lower overhead expenses.


Costs and Expenses
------------------
Gross profit for the six months ended June 30, 2000 was $2.66 billion, an increase of 4% versus 1999. Gross profit as a percentage of sales was 64.0%, compared with 63.6% in 1999. The slight increase in margin was due in part to favorable sales mix and the positive effect of pricing. Additionally, margin improvements were realized as a result of savings from the reorganization and realignment program, partially offset by the effects on costs of lower production levels resulting from the inventory reduction program.

Selling, general and administrative expenses increased by $95 million, or 6%. Combined advertising and sales promotion expenses grew 10%, with advertising as a percent of sales increasing from 5.7% in 1999 to 6.2% in 2000. Other marketing and administrative expenses were 4% above those of the prior year, in line with sales growth.

Profit from operations was $941 million, up 2%, from $923 million a year earlier.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program and higher interest rates. Net exchange losses and the effective tax rate were lower.

Income from continuing operations of $556 million was virtually unchanged versus the $558 million in 1999. Diluted net income per common share from continuing operations of $.52 was 6% above the $.49 of 1999, benefiting from the lower number of shares outstanding.


Reorganization and Realignment
------------------------------
The program was essentially completed during the quarter ended March 31, 2000. The program resulted in the closure of 14 factories, 13 warehouses and 34 office facilities, as well as a reduction of 4,623 employees across all business segments, geographies and employee groups.


Discontinued Operations
-----------------------
The Company has made the decision to divest the Stationery Products business and, therefore, it is accounted for as a discontinued operation. The after-tax loss on the disposal of the business is estimated at $428 million. Through six months, the after-tax loss from discontinued operations is $1 million.

For the quarter ended June 30, 2000, net sales of $190 million were 9% below the net sales of $209 million in the same period last year. Profit from operations of $1 million compared unfavorably to $15 million in 1999, due to lower sales to cover stable overhead expenses.

For the six months ended June 30, 2000, net sales of $328 million were 7% below the net sales of $352 million in the same period last year. Through six months in 2000, there was a loss from operations of $2 million compared to a profit of $16 million for the same period in 1999. Lower sales and stable overhead expenses resulted in the decline in profit from operations.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Product Category Review
-----------------------
The Company completed its review of the Braun household, hair care and personal diagnostic appliance businesses. The review determined that these Braun businesses, as supporting product lines, are instrumental in maintaining and strengthening strong retail support, brand equity, market position and point of sale presence in many key geographies. They will be marketed in their redefined supporting role in those geographies where they add value.


Financial Condition
-------------------
Net cash provided by operating activities for the six months ended June 30, 2000, amounted to $526 million, compared with $480 million in the same period last year. The movement in both accounts receivable and inventories compared favorably with that of 1999, reflecting the efforts of our working capital action plan. Other working capital items compared unfavorably with those of 1999, due primarily to the timing of tax payments.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at June 30, 2000, amounted to $5.42 billion, compared with $4.53 billion at year-end 1999. The increase was due to additional debt used to finance the share repurchase program. The Company's current ratio at June 30, 2000, was 1.08, compared with
1.39 at December 31, 1999, reflecting increased loans payable as a result of the share repurchase program.

The change in our foreign currency translation adjustment through June 30, 2000 was a loss of $124 million, with the United Kingdom accounting for $74 million of the loss. Losses through June 30, 1999, were $222 million, with Brazil accounting for $100 million of the loss.

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

    * the  impacts of unusual  items   resulting  from  ongoing  evaluations  of
      business   strategies,   potential   divestitures,  asset  valuations  and
      organizational structure;

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

                                     PAGE 17
                           PART II. OTHER INFORMATION



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


Item 6(a)  Exhibits


Exhibit 27 Financial Data Schedule


Item 6(b)  Reports on Form 8-K


There were no reports on Form 8-K filed during the quarterly period ended June 30, 2000.

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

August 4, 2000