Form 10-Q
period 2000-09-30
GILLETTE CO
filed 2000-11-08
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 2000           Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding November 3, 2000 . . . . . . . .  . . . . . . . 1,053,298,014

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30              September 30
                                                       ------------------         ----------------
                                                          2000       1999          2000       1999
                                                          ----       ----          ----       ----

Net Sales ..........................................   $ 2,321    $ 2,354       $ 6,477    $ 6,355
Cost of Sales ......................................       852        878         2,349      2,333
                                                       -------    -------       -------    -------
    Gross Profit ...................................     1,469      1,476         4,128      4,022
Selling, General and Administrative Expenses .......       894        882         2,612      2,505
                                                       -------    -------       -------    -------
    Profit from Operations .........................       575        594         1,516      1,517

Nonoperating Charges (Income):
  Interest income ..................................        (2)        (1)           (5)        (4)
  Interest expense .................................        61         38           166         90
  Exchange .........................................        (9)        10            (5)        25
  Other charges - net ..............................         1          2             3          6
                                                       -------    -------       -------    -------
                                                            51         49           159        117
                                                       -------    -------       -------    -------
Income from Continuing Operations before Income Taxes      524        545         1,357      1,400
Income Taxes .......................................       174        190           451        487
                                                       -------    -------       -------    -------
Income from Continuing Operations ..................       350        355           906        913

Loss on Disposal of Discontinued Operations, net of tax      -          -          (428)         -
Income (Loss) from Discontinued Operations, net of tax       -         (3)           (1)         8
                                                       -------    -------       -------    -------
Net Income .........................................   $   350   $    352       $   477    $   921
                                                       =======    =======       =======    =======

Net Income (Loss) per Common Share, basic
    Continuing Operations ..........................   $   .33    $   .33       $   .86    $   .83

    Disposal of Discontinued Operations.............         -          -          (.41)         -
    Discontinued Operations ........................         -          -             -        .01
                                                       -------    -------       -------    -------
    Net Income .....................................   $   .33    $   .33       $   .45    $   .84
                                                       =======    =======       =======    =======
Net Income (Loss) per Common Share,
  assuming full dilution
    Continuing Operations ..........................   $   .33    $   .32       $   .85    $   .81

    Disposal of Discontinued Operations.............         -          -          (.40)         -
    Discontinued Operations ........................         -          -             -        .01
                                                       -------    -------       -------    -------
    Net Income .....................................   $   .33    $   .32       $   .45    $   .82
                                                       =======    =======       =======    =======

Dividends per Common Share
    Declared .......................................   $ .1625    $ .1475       $ .3250    $ .2950
    Paid ...........................................   $ .1625    $ .1475       $ .4725    $ .4225

Weighted average number of common shares outstanding
    Basic ..........................................     1,053      1,080         1,054      1,096
    Assuming full dilution .........................     1,058      1,101         1,064      1,119

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    84      $    80
  Trade receivables, less allowances 2000, $55;
    1999, $74 ........................................     1,781        2,208
  Other receivables ..................................       303          319

  Inventories:
     Raw materials and supplies ......................       153          190
     Work in process .................................       246          182
     Finished goods ..................................       992        1,020
                                                         -------      -------
           Total Inventories .........................     1,391        1,392
  Deferred income taxes ..............................       382          309
  Other current assets ...............................       353          315
  Net assets of Discontinued Operations ..............       781        1,174
                                                         -------      -------
           Total Current Assets ......................     5,075        5,797
                                                         -------      -------

  Property, Plant and Equipment, at cost .............     5,903        5,762
    Less accumulated depreciation ....................     2,399        2,295
                                                         -------      -------
        Net Property, Plant and Equipment ............     3,504        3,467
                                                         -------      -------

  Intangible Assets, less accumulated amortization ...     1,821        1,897

  Other Assets .......................................       669          625
                                                         -------      -------

                                                         $11,069      $11,786
                                                         =======      =======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                    September 30,   December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,653       $  1,440
  Current portion of long-term debt ................        560            358
  Accounts payable .................................        350            513
  Accrued liabilities ..............................      1,420          1,479
  Dividends payable ................................          -            157
  Income taxes .....................................        296            233
                                                       --------       --------
     Total Current Liabilities .....................      4,279          4,180
                                                       --------       --------

Long-Term Debt .....................................      3,031          2,931
Deferred Income Taxes ..............................        461            423
Other Long-Term Liabilities ........................        760            795
Minority Interest ..................................         40             38

Contingent Redemption Value of Common Stock
  Put Options ......................................        123            359

Stockholders' Equity:
8.0% Cumulative Series C ESOP Convertible
  Preferred, without par value, issued:
      1999, .1 shares ..............................          -             85
  Unearned ESOP compensation .......................          -             (4)
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2000, 1,365 shares; 1999, 1,364 shares .      1,365          1,364
  Additional paid-in capital .......................        928            748
  Earnings reinvested in the business ..............      6,281          6,147
  Accumulated other comprehensive income ...........     (1,246)        (1,061)
  Treasury stock, at cost: 2000, 312 shares;
            l999, 299 shares .......................     (4,953)        (4,219)
                                                       --------       --------
    Total Stockholders' Equity .....................      2,375          3,060
                                                       --------       --------
                                                       $ 11,069       $ 11,786
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                            -----------------
                                                            2000         1999
                                                            ----         ----
Operating Activities

    Income from Continuing Operations .............        $ 906        $ 913
    Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization ...............          355          335
      Other .......................................            -            5
      Changes in assets and  liabilities,  net of
      effects  from  acquisitions and divestitures
      of businesses:
        Accounts receivable .......................          299           26
        Inventories ...............................          (54)        (313)
        Accounts payable and accrued liabilities ..         (386)         (86)
        Other working capital items ...............           34          (50)
        Other noncurrent assets and liabilities ...         (115)         (12)
                                                           -----        -----
          Net cash provided by operating activities        1,039          818
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment ....         (563)        (594)
    Disposals of property, plant and equipment ....           65          122
    Other .........................................           15            1
                                                           -----        -----
         Net cash used in investing activities ....         (483)        (471)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock ....................         (944)      (1,518)
    Proceeds from sale of put options .............           17           49
    Proceeds from exercise of stock option and
         purchase plans ...........................           21           89
    Proceeds from long-term debt ..................          492        1,106
    Decrease in long-term debt ....................          (56)           -
    Increase in loans payable .....................          210          219
    Dividends paid ................................         (500)        (467)
    Settlements of debt-related derivative contracts         138           40
                                                           -----        -----
         Net cash used in financing
           activities .............................         (622)        (482)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ...........           (5)          (2)
Net Cash Provided by Discontinued Operations ......           75           95
                                                           -----        -----
Increase/(Decrease) in Cash and Cash Equivalents ..            4          (42)
Cash and Cash Equivalents at Beginning of Year ....           80          102
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter .......        $  84        $  60
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest ......................................        $ 190        $  77
    Income taxes ..................................        $ 351        $ 340

This statement of cash flows is prepared in accordance with SFAS 95.

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended    Nine Months Ended
                                            September 30         September 30
                                         ------------------     ----------------
                                           2000      1999        2000      1999
                                           ----      ----        ----      ----

Net Income                                $ 350    $  352      $  477    $  921

Other Comprehensive Income, net of tax:
  Foreign Currency Translation              (61)       19        (185)     (203)
                                           ----      ----        ----      ----

Comprehensive Income                      $ 289    $  371      $  292    $  718
                                           ====      ====        ====      ====

Comprehensive Income includes activities from both continuing and discontinued operations. Foreign currency translation is after unfavorable tax effects of $62 million and $15 million for three months in 2000 and 1999, and of $94 million and $103 million for nine months in 2000 and 1999, respectively.

Accumulated Other Comprehensive Income
--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:


                                                                  Accumulated
                                      Foreign                        Other
                                      Currency       Pension     Comprehensive
                                    Translation     Adjustment       Income
                                    -----------     ----------   -------------

         Balance December 31, 1998   $  (826)         $ (47)        $   (873)
         Change in period               (136)             -             (136)
                                       ------         ------           ------
         Balance March 31, 1999         (962)           (47)          (1,009)
         Change in period                (86)             -              (86)
                                       ------         ------           ------
         Balance June 30, 1999        (1,048)           (47)          (1,095)
         Change in period                 19              -               19
                                       ------         ------           ------
         Balance September 30, 1999  $(1,029)         $ (47)        $ (1,076)
                                       ======         ======           ======


         Balance December 31, 1999   $(1,031)         $ (30)        $ (1,061)
         Change in period                (13)             -              (13)
                                       ------         ------           ------
         Balance March 31, 2000       (1,044)           (30)          (1,074)
         Change in period               (111)             -             (111)
                                       ------         ------           ------
         Balance June 30, 2000        (1,155)           (30)          (1,185)
         Change in period                (61)             -              (61)
                                       ------         ------           ------
         Balance September 30, 2000  $(1,216)         $ (30)        $ (1,246)
                                       ======         ======           ======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended       Nine Months Ended
                                                September 30             September 30
                                             ------------------       ------------------
                                                2000      1999           2000      1999
                                                ----      ----           ----      ----

Income from Continuing Operations .....       $  350    $  355         $  906    $  913
Less:  Preferred stock dividends ......            -         1              1         3
                                              ------    ------         ------    ------
Income, from Continuing Operations,
  basic                                          350       354            905       910
Effect of dilutive securities:
    Convertible preferred stock .......            -         2              2         4
                                              ------    ------         ------    ------
Income from Continuing Operations,
  assuming full dilution ..............          350       356            907       914
                                              ------    ------         ------    ------

Loss on Disposal of Discontinued Operations        -         -           (428)        -
Income from Discontinued Operations                -        (3)            (1)        8
                                              ------    ------         ------    ------
Net Income, assuming full dilution ....      $   350    $  353          $ 478    $  922
                                              ======    ======         ======    ======

Common shares, basic ..................        1,053     1,080          1,054     1,096
Effect of dilutive securities:
    Convertible preferred stock .......            -        12              4        12
    Stock options .....................            5         9              6        11
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,058     1,101          1,064     1,119
                                              ======    ======         ======    ======

Net Income (Loss) per Common Share,
  basic
    Continuing Operations .............       $  .33    $  .33         $  .86    $  .83

    Disposal of Discontinued Operations            -         -           (.41)        -
    Discontinued Operations ...........            -         -              -       .01
                                              ------    ------         ------    ------
    Net Income ........................      $   .33   $   .33          $ .45    $  .84
                                              ======    ======         ======    ======

Net Income (Loss) per Common Share,
    assuming full dilution
    Continuing Operations .............      $   .33    $  .32        $   .85    $  .81

    Disposal of Discontinued Operations            -         -           (.40)        -
    Discontinued Operations ...........            -         -              -       .01
                                              ------    ------         ------    ------
    Net Income ........................      $   .33    $  .32        $   .45    $  .82
                                              ======    ======         ======    ======

For the periods ended September 30, 2000 and 1999, 45 million and 30 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted EPS because their effects would have been antidilutive.

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

In May 2000, the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including: discounts, coupons, rebates and free products. In July 2000, the EITF revised the transition date to correspond with the implementation date for SAB 101. Therefore, the Company will adopt this consensus in the fourth quarter of 2000, resulting in equivalent decreases in reported net sales and reported marketing expenses, with no profit impact.

In July and September 2000, the EITF reached consensuses on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt the consensuses in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 will not have a material impact on the consolidated financial statements. The Company is still evaluating if additional disclosures necessitated by the consensuses may be required.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Discontinued Operations
-----------------------
On August 22, 2000 the Company signed an agreement to sell its stationery products business. It is estimated that the sale will result in an after-tax loss of $428 million (net of a tax benefit of $102 million) or $.40 net income per common share, fully diluted. The transaction was recognized in the second quarter. The loss on disposal includes the book loss on the transaction, estimates for the operating profit of the segment through the expected disposal date and other costs directly associated with the decision to divest, including post divestiture reorganization costs.

The stationery products segment is accounted for as a discontinued operation, and accordingly, its net assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheet and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. For the periods ended September 30, the results of discontinued operations were as follows:

                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                    ------------------    ------------------
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----

(Millions)
--------
Net Sales .......................  $   154    $   155    $   482     $  507
                                    ======     ======     ======     ======

Income (Loss) before income taxes        -         (4)        (2)        12
Income taxes (benefit) ..........        -         (1)        (1)         4
                                    ------     ------     ------     ------
Income (Loss) from Discontinued
  Operations, net of tax ........  $     -     $   (3)    $   (1)   $     8
                                    ======     ======     ======     ======


The assets identified as part of the disposition of stationery products are recorded as Net assets of Discontinued Operations, the cash flow of the business is reported as Net Cash Provided by Discontinued Operations, and the results of operations of the segment are reported as Income (Loss) from Discontinued Operations, net of tax. Net assets of Discontinued Operations consisted of the following:

                                              September 30,   December 31,
                                                  2000           1999
                                               -----------    -----------
Millions
--------
Net Current Assets                              $   383        $   509
Property, plant and equipment,
  less accumulated depreciation                     175            200
Other net noncurrent assets and liabilities         223            465
                                                 ------         ------
Net assets of Discontinued Operations           $   781        $ 1,174
                                                 ======         ======

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended     Nine Months Ended
                                  September 30          September 30
                              ------------------      ------------------
                                2000       1999         2000       1999
                                ----       ----        ----       ----

Net Sales ................     $ 2,321   $ 2,354     $ 6,477     $6,355
Advertising ..............         158       158         415        385
   % of Net Sales ........         6.8%      6.7%        6.4%       6.1%


Reorganization and Realignment
------------------------------
The program was completed during the quarter ended March 31, 2000. From the inception of the plan through March 31, 2000, total program spending was $535 million. Spending for employee-related expenses included $209 million for severance and $134 million for other benefits. Asset impairment costs included $148 million for property, plant and equipment and $13 million for other assets. Distributor buyout costs were $31 million.

Share Repurchase Program
------------------------
The Company has an ongoing share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 1999, the Company repurchased 69 million shares in the open market for $3,173 million. In 2000, the Company has repurchased 25 million shares in the open market for $911 million. There were no repurchases in the third quarter of 2000. The Company plans to purchase the remaining authorized shares in the open market or in privately negotiated transactions, depending on market conditions and other factors.

In 2000, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and collected $17 million in premiums through September 30, 2000. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money." In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares. To date, the Company has purchased shares upon settlement and intends to continue this practice.

The put option prices are based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." All of the outstanding put options mature in the fourth quarter.

At September 30, 2000, there were 4 million put options outstanding, of which 2 million had strike prices which were greater than the closing price for Gillette common stock on September 30, 2000. Those options were therefore "in the money." Although the options are not exercisable until a future date, the "in the money" amount at September 30, 2000 was $7 million.

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Employee Stock Ownership Plan
-----------------------------
On April 25, 2000, the trustee for the ESOP trust redeemed the Series C preferred stock, held by the trust, for common stock. The redemption was made by the trustee in order to receive the common stock dividend, which now provides a higher return to holders than the preferred stock dividend. The redemption had no impact on fully diluted EPS and closed the gap between basic and fully diluted EPS. The preferred shares had a stated cost of $84 million and were redeemed for common stock held in the Company's treasury with a cost of $174 million. Total stockholders' equity was unchanged as a result of the redemption.


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                     Net Sales
                                    --------------------------------------------
                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    -------------------      -------------------
 (Millions)                           2000        1999         2000        1999
                                     ------      ------       ------      ------
 Blades & Razors                    $  857      $  834       $2,464      $2,310
 Toiletries                            255         275          728         781
 Duracell Products                     615         676        1,667       1,760
 Oral-B Products                       169         141          488         450
 Braun Products                        425         428        1,130       1,054
                                    ------      ------       ------      ------
   Total Continuing Operations      $2,321      $2,354       $6,477      $6,355
                                    ======      ======       ======      ======


                                               Profit from Operations
                                    --------------------------------------------
                                    Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                    ------------------       -------------------
 (Millions)                           2000        1999         2000        1999
                                     ------      ------       ------      ------
 Blades & Razors                    $  360      $  347       $  989      $  934
 Toiletries                             23          21           69          69
 Duracell Products                     124         167          280         376
 Oral-B Products                        20          20           59          63
 Braun Products                         61          59          150         111
                                    ------      ------       ------      ------
 Subtotal Reportable Segments          588         614        1,547       1,553
 All Other                             (13)        (20)         (31)        (36)
                                    ------      ------       ------      ------
   Total Continuing Operations      $  575      $  594       $1,516      $1,517
                                    ======      ======       ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       Identifiable Assets
                                 ---------------------------------------------------------------
                                 Sept 30,   June 30,    Dec 31,   Sept 30,   June 30,    Dec 31,
(Millions)                         2000       2000       1999       1999       1999       1998
                                 -------    -------    -------    -------    -------    -------
Blades & Razors                 $ 3,563    $ 3,596    $ 3,532    $ 3,560    $ 3,532    $ 3,378
Toiletries                          639        647        696        774        770        771
Duracell Products                 3,145      3,212      3,310      3,160      3,008      3,288
Oral-B Products                     643        660        663        698        749        680
Braun Products                    1,492      1,515      1,602      1,723      1,546      1,679
                                -------    -------     -------   -------    -------    -------
Subtotal Reportable Segments      9,482      9,630      9,803      9,915      9,605      9,796
All Other                           806        688        809        851        783        834
Discontinued Operations             781        843      1,174      1,148      1,195      1,272
                                -------    -------    -------    -------    -------    -------
  Total                         $11,069    $11,161    $11,786    $11,914    $11,583    $11,902
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


Third Quarter 2000 versus 1999
------------------------------
Total Company: Sales for the quarter ended September 30, 2000, were $2.32 billion, a decrease of 1% versus the same quarter of the prior year. Excluding the adverse effects of exchange and the divestiture of the White Rain hair care line, sales climbed 5%, attributable to volume/mix, 4%, and price, 1%.

Blades & Razors: Sales of blades and razors rose 3%, and profits 4%, due primarily to strong sales of the Mach3 system in North America and Europe. Without the adverse effects of exchange, primarily in Europe, sales growth was 8%, with volume/mix contributing 6% and price 2%. In addition to the Mach3 system, volume gains were aided by shipments of the new elastomeric disposable razor in North America and Latin America.

Toiletries: Toiletries sales were 7% below those of 1999, but would have been 7% above last year's level without the adverse effects of the divestiture of White Rain and unfavorable exchange. Sales of pre- and post-shave products were 6% above those of the prior year. Profits were 13% above those of 1999.

Duracell Products: Sales of Duracell products were lower across all geographies, declining 9%. Excluding the adverse effects of exchange, primarily in Europe, sales were 6% lower than those of the prior year. In North America, sales were 7% below those of the prior year, reflecting lower share in Copper & Black alkaline batteries. The Company has corrective actions in place to address the challenges faced in this highly competitive market. These actions include aggressive programs to enhance in-store display of batteries as well as a consumer sampling program. Duracell profit from operations was 26% below that of the previous year, due to lower sales and higher sales promotion expenses, primarily in North America.

Oral-B Products: Sales of Oral-B products were 19% above those of 1999, with all regions registering strong growth. The growth was aided by new products, particularly the new Oral-B Advantage Plus toothbrush in North America and the completion of CrossAction's rollout in the largest markets in Latin America. Profit from operations increased 2% from that of 1999, due primarily to a significant increase in advertising expenses in the quarter to support new product launches.

Braun Products: Sales of Braun products were 1% below those of the prior year, but were up 7% without the impact of unfavorable exchange. Sales increases in oral care and hair removal were about offset by lower sales of non-core household appliances. Profit from operations increased 4% versus 1999 despite flat sales, due to lower overhead expenses and gross profit margin improvement, partially offset by higher marketing support.

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Nine Months 2000 versus 1999
------------------------------
Total Company: Sales for the nine months ended September 30, 2000, were $6.48 billion, an increase of 2% versus the same period of the prior year. Excluding the adverse effects of exchange and the divestiture of the White Rain hair care line, sales climbed 7%, attributable to volume/mix, 6%, and price, 1%. Improving regional economic conditions in Latin America benefited all core product lines.

Blades & Razors: Sales of blades and razors rose 7%, and profits 6%, due primarily to strong sales of the Mach3 system in North America, Europe and Latin America. Sales in Latin America were boosted by the successful launch of the Mach3 system in Brazil. In Europe, sales were aided by a 42% increase in Mach3 cartridge shipments.

Toiletries: Toiletries sales were 7% below those of the prior year, due to the divestiture of White Rain. Sales of pre- and post-shave products were 7% above those of the prior year. Profits were unchanged from those of 1999.

Duracell Products: Sales of Duracell products declined 5%, as a 42% increase in Duracell Ultra batteries was more than offset by lower sales of both Copper & Black and non-Duracell branded batteries. Contributing to the lower sales were increased competition faced by Copper & Black in North America, depreciation of the Euro and lower overall battery sales in Korea, as well as low-priced alkaline competition in China. Duracell profit from operations was 26% below that of the previous year, reflecting lower sales and increased marketing and related strategic actions in North America designed to aggressively win back market share, regain growth momentum and profitability.

Oral-B Products: Sales of Oral-B products were 8% above those of 1999. Sales growth occurred in all geographies; led by Latin America with improving economic conditions and the completion of CrossAction's rollout in Latin America's largest markets. New product activity also contributed in North America, where the new Oral-B Advantage Plus toothbrush was launched in the third quarter. Profit from operations was 6% below that of 1999, due primarily to increased marketing expenses to support new product launches.

Braun Products: Sales of Braun products were 7% above those of the prior year. Sales increases, aided by broad-based advertising support in core product categories, were achieved across all geographies except Europe, where sales were restrained by the depreciation of the Euro. Sales of the Braun Syncro electric shaver drove growth in Germany and Japan, while improving economic conditions and increased distribution led to strong growth in the AMEE region and Latin America. Profit from operations was 35% above that of 1999, reflecting sales growth, improved mix and lower overhead expenses.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Costs and Expenses
------------------
Gross profit for the nine months ended September 30, 2000 was $4.13 billion, an increase of 3% versus 1999. Gross profit as a percentage of sales was 63.7%, compared with 63.3% in 1999. The increase in margin was due in part to favorable sales mix and continued manufacturing efficiencies. Additionally, margin improvements were realized as a result of savings from the reorganization and realignment program, favorably impacting our product cost structure.

Selling, general and administrative expenses increased by $107 million, or 4%. Combined advertising and sales promotion expenses grew 9%, with advertising as a percent of sales increasing from 6.1% in 1999 to 6.4% in 2000. Other marketing and administrative expenses were flat with those of the prior year, largely reflecting reorganization savings, containment of overhead expenses and a weaker Euro.

Profit from operations was unchanged, amounting to $1.52 billion for the first nine months of both years.

Net interest expense was higher, due to increased borrowings to fund the share repurchase program and higher interest rates. Net exchange losses and the effective tax rate were lower.

Income from continuing operations of $906 million was virtually level with $913 million in 1999. Diluted income per common share from continuing operations of $.85 was 5% above the $.81 of 1999, benefiting from the lower number of shares outstanding as a result of the share repurchase program.


Reorganization and Realignment
------------------------------
The program was completed during the quarter ended March 31, 2000. The program resulted in the closure of 14 factories, 13 warehouses and 34 office facilities, as well as a reduction of 4,623 employees across all business segments, geographies and employee groups.


Discontinued Operations
-----------------------
The Company has signed an agreement to sell the stationery products business and, therefore, it is accounted for as a discontinued operation. The after-tax loss on the disposal of the business is estimated at $428 million. Through nine months, the after-tax loss from discontinued operations is $1 million.

For the quarter ended September 30, 2000, stationery products net sales of $154 million were virtually unchanged from the net sales of $155 million in the same period last year. Pre-tax operating profit for the third quarter was nil, which compares favorably to a loss of $4 million in 1999.

For the nine months ended September 30, 2000, stationery products net sales of $482 million were 5% below the net sales of $507 million in the same period last year. Through nine months in 2000, there was a pre-tax operating loss of $2 million compared to a profit of $12 million for the same period in 1999.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Product Category Review
-----------------------
During the second quarter, the Company completed its review of the Braun household, hair care and personal diagnostic appliance businesses. The review determined that these Braun businesses, as supporting product lines, are instrumental in maintaining and strengthening strong retail support, brand equity, market position and point of sale presence in many key geographies. They will be marketed in their redefined supporting role in those geographies where they add value.


Financial Condition
-------------------
Net cash provided by operating activities for the nine months ended September 30, 2000, amounted to $1,039 million, compared with $818 million in the same period last year. The movement in both accounts receivable and inventories compared favorably with that of 1999, reflecting the efforts of our working capital action plan.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at September 30, 2000, amounted to $5.04 billion, compared with $4.53 billion at year-end 1999. The increase was due to additional debt used to finance the share repurchase program partially offset by favorable exchange. The Company's current ratio at September 30, 2000, was 1.19, compared with 1.39 at December 31, 1999, reflecting increased loans payable as a result of the share repurchase program.

The change in the accumulated foreign currency translation adjustment through September 30, 2000 was a loss of $185 million, with the United Kingdom accounting for $106 million of the loss. Losses through September 30, 1999, were $203 million, with Brazil accounting for just over one-half of the loss.

On August 18, 2000, the Company issued a $228 million Euro-denominated debt obligation due December 2002; and on September 28, 2000, the Company entered into a $264 million Euro-denominated debt obligation which expires in December 2001. The proceeds were used to reduce commercial paper borrowing and for other Corporate purposes.

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


Item 6(a)  Exhibits


Exhibit 27 Financial Data Schedule


Item 6(b)  Reports on Form 8-K


The Company filed a current report on Form 8-K dated August 25, 2000, referring to a press release announcing that the Company had entered into a definitive agreement to sell its stationery products business. The Company also filed a current report on September 19, 2000, referring to an announcement by the Company on the previous day of expected third-quarter results. On October 20, 2000, the Company filed a current report referring to a press release on the previous day announcing that the Board of Directors named Edward F. DeGraan to be Acting Chief Executive Officer and Richard R. Pivirotto to be non-executive Chairman of the Board.

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

November 8, 2000