Form 10-K
period 2000-12-31
GILLETTE CO
filed 2001-03-15
CIK 41499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2000
or
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                            Commission File No. 1-922

                              The Gillette Company
             (Exact name of registrant as specified in its charter)

Incorporated in Delaware                                         04-1366970
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

Prudential Tower Building, Boston, Massachusetts                 02199
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               617-421-7000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on which registered                        Title of each class
New York Stock Exchange                                          Common Stock, $1.00 par value
Boston Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((ss.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of Gillette Common Stock held by nonaffiliates as of February 27, 2001, was approximately $29,508,000,000.*

      The number of shares of Gillette Common Stock outstanding as of February 27, 2001, was 1,053,971,196.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents                                                        10-K Parts
--------------------------------------------                     ----------
1. The Gillette Company 2000 Annual Report
to Stockholders (the "2000 Annual Report")                       Part II
2. The Gillette Company 2001 Proxy Statement
(the "2001 Proxy Statement")                                     Part III

* For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

                                 2000 FORM 10-K

Index to The Gillette Company 2000 FORM 10-K

PART I
Item 1.     Description of Business                                                                  1
Item 2.     Description of Property                                                                  3
Item 3.     Legal Proceedings                                                                        3
Item 4.     Submission of Matters to a Vote of Security Holders                                      3
            Executive Officers of Registrant                                                         4

PART II
Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters             5
Item 6.     Selected Financial Data                                                                  5
Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                 5
            Cautionary Statement                                                                     5
Item 7A.    Disclosures Concerning Market Risk Sensitive Instruments                                 7
Item 8.     Financial Statements and Supplementary Data                                              7
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     7

PART III
Item 10.    Directors and Executive Officers                                                         7
Item 11.    Executive Compensation                                                                   7
Item 12.    Security Ownership of Certain Beneficial Owners and Management                           8
Item 13.    Certain Relationships and Related Transactions                                           8

PART IV
Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K                        8

Management's Discussion and Analysis of Financial Condition and Results of Operations               17
Consolidated Statement of Income                                                                    24
Consolidated Balance Sheet                                                                          25
Consolidated Statement of Cash Flows                                                                26
Consolidated Statement of Stockholders' Equity                                                      27
Notes to Consolidated Financial Statements                                                          28
Historical Financial Summary                                                                        46

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Gillette Company, a Delaware corporation incorporated in 1917, was founded in 1901 by King C. Gillette, the inventor of the safety razor. Gillette manufactures and sells a wide variety of consumer products throughout the world. The following are Gillette's primary businesses:

- Grooming, including male and female, wet and dry, shaving products and related toiletries.

-     Portable Power, which includes alkaline and specialty batteries and cells.

-     Oral Care, including toothbrushes and power plaque removers.

      Gillette also manufactures and sells small household appliances. Gillette has manufacturing operations at 38 facilities in 19 countries and distributes products in over 200 countries and territories.

Grooming

Gillette is the global leader in the Blade and Razor segment of its grooming business. Its shaving systems include the Mach3, SensorExcel, Sensor, Atra and Trac II brands, as well as disposable razor brands such as Custom Plus and Good News. The Company is also the world leader in the women's wet shaving market. Gillette's female shaving products include the SensorExcel for Women, Sensor for Women, Agility and new Gillette for Women Venus brands.

      The Company sells electric shavers and electric hair epilators as part of the Braun Products segment. These products include the world's number one foil electric shaver for men and electric hair epilator for women. The Toiletries segment includes shave preparations, after-shave products, deodorants and antiperspirants, including the Gillette Series, Satin Care, Right Guard, Soft & Dri and Dry Idea brands.

Portable Power

Within the Duracell segment, the Company is the global leader in alkaline batteries, including premium-performing Duracell Ultra batteries, as well as Duracell Copper & Black batteries, the best-selling brand of alkaline batteries in the world. Duracell also markets primary lithium and zinc air batteries, as well as rechargeable nickel-metal hydride batteries.

Oral Care

The Company holds the global leadership positions in toothbrushes, under the Oral-B brand, and in power plaque removers, with its Braun Oral-B plaque removers, which are part of the Braun Products segment. The Company manufactures and sells other oral care products under the Oral-B brand.

Other Products

The Company also produces, markets and sells small household, hair care and personal diagnostic appliances within the Braun Products segment.

Industry Segments

"Operating Segments and Related Information," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears on pages 43 and 44 of this report.

Distribution

In major geographic markets, Gillette products are sold directly to retailers and to wholesalers for resale through retail stores. Braun personal diagnostic appliances are sold to retailers and wholesalers, as well as to health care professionals. Oral-B products are sold to retailers and wholesalers and directly to dental professionals for distribution to patients. In some small geographic markets, products are distributed through local distributors and sales agents.

Patents

Certain of the Company's patents and licenses in the Blade and Razor segment are of substantial value and importance when considered in the aggregate. Additionally, the Company holds significant patents in its Toiletries, Duracell, Braun and Oral-B businesses. No patent or license held by the Company is material to the Company's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by the Company are of varying remaining durations.

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

Competition

All of the Company's markets are highly competitive. Many of the Company's competitors are larger and have greater resources than the Company. The grooming products business is marked by competition in new technology, as well as in price, marketing, advertising and promotion to retail outlets and to consumers. The Company's major competitors worldwide in blades and razors include Pfizer Inc., with its Schick product line, and, in North America and Europe, its Wilkinson Sword product line; and Societe Bic S.A. Toiletries is highly competitive in terms of price, product innovation and market positioning, with frequent introduction of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in the Company's other businesses. The portable power products business is highly competitive in terms of product performance, innovation and price, and in marketing, advertising and promotion. Competition in oral care products is focused on product performance, price and professional endorsement. Competition in small household appliance products is based primarily on product performance, innovation and price, with numerous competitors.

Employees

At year-end, Gillette employed approximately 35,200 persons, about 70% of them outside the United States.

Research and Development

In 2000, research and development expenditures were $179 million, compared with $201 million in 1999 and $190 million in 1998.

Raw Materials

The raw materials used by Gillette to manufacture its products are purchased from a number of suppliers, and substantially all such materials are readily available.

Operations by Geographic Area

Net sales and long-lived assets by geographic area for each of the last three years appear at page 44 of this report.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. The Company's executive offices are located in the Prudential Center, Boston, Massachusetts, where it holds a long-term lease. The following table sets forth the Company's principal facilities:

Business Segment                     Location                           Owned/Leased
----------------                     --------                           ------------
Blades & Razors                      Boston, MA (US)                    Owned
                                     Isleworth, UK                      Owned
                                     Berlin, Germany                    Owned
                                     Naucalli, Mexico                   Owned
                                     Manaus, Brazil                     Owned
                                     Hemel Hempstead, UK*               Leased
                                     Devens, MA (US)*                   Leased
Toiletries                           Andover, MA (US)                   Owned
                                     Reading, UK                        Owned/Leased
Braun                                Kronberg, Germany                  Owned/Leased
                                     Barcelona, Spain                   Owned/Leased
                                     Walldurn, Germany                  Owned/Leased
                                     Marktheidenfeld, Germany           Owned
                                     Mexico City, Mexico                Owned/Leased
Oral-B                               Iowa City, IA (US)                 Owned
Duracell                             Port Elizabeth, South Africa       Owned
                                     Aarschot, Belgium                  Owned
                                     Dongguan, China                    Owned/Leased
                                     Lancaster, SC (US)                 Owned
                                     LaGrange, GA (US)                  Owned
                                     Heist, Belgium*                    Leased
                                     Bethel, CT (US)                    Owned
Multisegment Distribution Centers    Romeoville, IL (US)                Leased
                                     Ontario, CA (US)                   Leased
                                     Devens, MA (US)                    Leased
                                     Toronto, Canada                    Leased
                                     Altfeld, Germany                   Owned

* Packaging center that also serves as warehouse/distribution facility

The above facilities are in good repair, meet the Company's needs adequately and operate at reasonable levels of capacity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF REGISTRANT

Information regarding the Executive Officers of the Company is set out below.

Name and Current Position          Five-Year Business History                                              Age
------------------------------     ------------------------------------------------------------            ---
James M. Kilts                     Chairman of the Board and Chief Executive Officer since                  53
Chairman of the Board and          January 2001 and February 2001, respectively;  President and
Chief Executive Officer            Chief Executive Officer, Nabisco Group Holdings Corp.,
                                   December 1999 - December 2000;  President and Chief
                                   Executive Officer, Nabisco Holdings, January 1998 -
                                   December 1999;  Executive Vice President, Worldwide Food,
                                   Philip Morris Companies, January 1994 - March 1997

Edward F. DeGraan                  President and Chief Operating Officer since July 2000;                   57
President and Chief                Acting Chief Executive Officer, October 2000 - February
Operating Officer                  2001; Executive Vice President, Global Business Management,
                                   January 2000 - July 2000;  Executive Vice President, Global
                                   Business Management, Gillette Grooming Products and Duracell,
                                   January 1999 - January 2000;  Executive Vice President, Duracell
                                   North Atlantic Group, January 1997 - December 1998;  Senior
                                   Vice President, Manufacturing and Technical Operations,
                                   Gillette North Atlantic Group, May 1991 - December 1996

Jorgen Wedel                       Executive Vice President, Commercial Operations,                         52
Executive Vice President           Europe and AMEE, since March 2001; Executive Vice President,
                                   Commercial Operations, Eastern Hemisphere, January 1999 -
                                   February 2001; Executive Vice President, International Group,
                                   February 1997 - December 1998;  President, Oral-B
                                   Laboratories, Inc., November 1993 - January 1997

Charles W. Cramb                   Senior Vice President, Finance and Chief Financial Officer               54
Senior Vice President and          since December 1999; Senior Vice President, Finance,
Chief Financial Officer            Chief Financial Officer and Principal Accounting
                                   Officer, July 1997 - December 1999; Vice President and Controller,
                                   July 1995 - June 1997; Vice President, Finance, Planning and
                                   Administration, Diversified Group, October 1992 - June 1995

Robert E. DiCenso                  Senior Vice President, Personnel and Administration, since               60
Senior Vice President              July 1994

John F. Manfredi                   Senior Vice President, Corporate Affairs, since March 2001;              60
Senior Vice President              Executive Vice President, Corporate Affairs, Nabisco
                                   Holdings and Nabisco, Inc., April 1995 - December 2000

Richard K. Willard                 Senior Vice President and General Counsel since                          52
Senior Vice President              November 1999;  Partner, Steptoe & Johnson LLP,
and General Counsel                1988 - October 1999

Claudio E. Ruben                   Vice President, Controller and Principal Accounting                      53
Vice President,                    Officer since January 2001;  Vice President, Investor
Controller and                     Relations, June 1999 - December 2000;  Vice President,
Principal Accounting Officer       Internal Auditor, February 1998 - June 1999;
                                   Vice President, Finance and Administration, International
                                   Group, October 1995 - January 1998

The Executive Officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders and until their successors are elected or appointed and qualified, unless a shorter period shall have been specified by the terms of their election or appointment, or until their earlier resignation, removal or death.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information required by this item with respect to the Company's common stock appears in the 2000 Annual Report on the inside back cover under the caption, "Common Stock," and is incorporated by reference, and at page 45 of this report under the caption, "Quarterly Financial Information." As of February 27, 2001, the record date for the 2001 Annual Meeting, there were 53,027 Gillette stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears at page 46 of this report under the caption, "Historical Financial Summary."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears at pages 17 through 22 of this report under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cautionary Statement

Certain statements that the Company may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, the Company's strategy for growth, product development and new product launches, market position and expenditures.

      Forward-looking statements are based on current expectations of future events, but actual results could vary materially from the Company's expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company assumes no obligation to update any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.

      Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below:

- the pattern of the Company's sales, including variations in sales volume within periods;

- the acceptance by the Company's customers and consumers of new products and line extensions;

-     the mix of products sold;

- the Company's ability to control its internal costs and the cost of raw materials;

- the prices of the Company's products and the response of the Company, its customers and competitors to changes in prices;

-     technological advances by the Company and/or its competitors;

-     new patents granted to the Company and/or its competitors;

- changes in exchange rates in one or more of the Company's geographic markets;

-     changes in accounting policies; or

- the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

Competitive Environment

The Company experiences intense competition for sales of its products in most markets. The Company's products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of its markets, the Company has major competitors, some of which are larger and more diversified than the Company. Aggressive competition within the Company's markets to preserve, gain or regain market share can affect the Company's results in any given period.

Changes in Technology and New Product Introductions

In most product categories in which the Company competes, there are continuous technological changes and frequent introductions of new products and line extensions. The Company's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, the Company's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. The Company cannot be certain that it will successfully achieve these goals.

      With respect specifically to primary alkaline batteries, category growth could be adversely affected by the following factors:

- technological or design changes in portable electronic and other devices that use batteries as a power source;

-     continued improvement in the service life of primary batteries;

-     improvements in rechargeable battery technology; and

-     the development of new battery technologies.

Intellectual Property

The Company relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and the Company's brands. The Company's intellectual property rights, however, could be challenged, invalidated or circumvented. The Company does not believe that its products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

Cost Savings Strategy

The Company has implemented a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

Sales and Operations Outside of the United States

Sales outside of the United States represent a substantial portion of the Company's business. In addition, the Company has a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

-     changes in political or economic conditions;

-     trade protection measures;

-     import or export licensing requirements;

-     the overlap of different tax structures;

-     unexpected changes in regulatory requirements or tax laws; or

-     longer payment cycles in certain countries.

The Company also is exposed to foreign currency exchange rate risk to its sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks (through foreign currency forward, swap and option contracts and non-U.S. dollar denominated financings), there can be no assurance that the Company will be fully protected against foreign currency fluctuations.

Retail Environment

With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, the Company is increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, the Company faces greater pressure from retail trade customers to provide more favorable trade terms.

      The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of the Company's customers, particularly the Company's high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and change inventory delivery systems. While the Company expects the level of trade inventory of its products to decline over time, the speed and magnitude of such reductions and/or the inability of the Company to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

ITEM 7A. DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

The information required by this item appears at page 20 of this report under the caption, "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in this report at the pages indicated below.

(1)   Independent Auditors' Report                          Page 23
(2)   Consolidated Statement of Income for the Years
      Ended December 31, 2000, 1999 and 1998                Page 24
(3)   Consolidated Balance Sheet at December 31, 2000
      and 1999                                              Page 25
(4)   Consolidated Statement of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998                Page 26
(5)   Consolidated Statement of Stockholders' Equity for
      the periods ended December 31, 2000, 1999 and 1998    Page 27
(6)   Notes to Consolidated Financial Statements            Pages 28 through 45
(7)   Computation of Per Share Earnings                     Pages 24, 29, 45, 46
(8)   Quarterly Financial Information                       Page 45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to the Company's Directors appears in the 2001 Proxy Statement at pages 4 through 6 and at page 7 under the captions, "Transactions with Directors and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," the texts of which are incorporated by reference.

      The information required for Executive Officers of the Company appears at the end of Part I of this report at pages 4 and 5.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2001 Proxy Statement at pages 7 through 17 under the captions, "Compensation of Directors," "Executive Officers' Compensation" and "Gillette Comparative Five-Year Investment Performance," and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 2001 Proxy Statement at pages 9 and 10 under the captions, "Stock Ownership of Directors and Executive Officers" and "Stock Ownership Table," and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the 2001 Proxy Statement at pages 7 and 17 under the captions, "Transactions with Directors and Management" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," and is incorporated by reference.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. Financial Statements, Schedules and Exhibits

Financial Statements

The following appear in this report at the pages indicated below and are incorporated into Part II by reference.

(1)   Independent Auditors' Report                          Page 23
(2)   Consolidated Statement of Income for the Years Ended
      December 31, 2000, 1999 and 1998                      Page 24
(3)   Consolidated Balance Sheet at December 31, 2000
      and 1999                                              Page 25
(4)   Consolidated Statement of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998                Page 26
(5)   Consolidated Statement of Stockholders' Equity for
      the periods ended December 31, 2000, 1999 and 1998    Page 27
(6)   Notes to Consolidated Financial Statements            Pages 28 through 45
(7)   Computation of Per Share Earnings                     Pages 24, 29, 45, 46

Schedules

Required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

Exhibits

3     (a)   Composite Certificate of Incorporation of The Gillette Company, as
            amended, filed as Exhibit 1.1 to The Gillette Company Registration
            Statement on Form 8-A on January 11, 2001, Commission File No.
            1-922, incorporated by reference herein.

      (b) The Bylaws of The Gillette Company, as amended March 16, 2000, filed as Exhibit 3(b) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

4           Instruments Defining the Rights of Security Holders, Including
            Indentures

       (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective December 10, 1996, filed as Exhibit 4(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.

       (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, filed as Exhibit A to Exhibit 1 to The Gillette Company Current Report on Form 8-K, dated December 30, 1985, Commission File No. 1-922, incorporated by reference herein.

       (c) Amendment to Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, dated December 9, 1996, filed as Exhibit 4(c) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.

       (d) Renewed Rights Agreement, dated as of December 14, 1995, between The Gillette Company and The First National Bank of Boston, filed as
            Exhibit 4 to The Gillette Company Current Report on Form 8-K, dated December 18, 1995, Commission File No. 1-922, incorporated by reference herein.

       (e) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as
            Exhibit 3(i) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 1-922, incorporated by reference herein.

       (f) Form of $150,000,000 6.25% notes due August 15, 2003, issued pursuant to Registration Statement No. 33-54974 of The Gillette Company, filed November 24, 1992, as amended May 14, 1993, and June 24, 1993, and the Trust Indenture filed therewith as Exhibit 4.1, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.

       (g)  Form of $150,000,000 and $50,000,000 5.75% notes due October 15,
            2005, issued pursuant to Registration Statement No. 33-50303 of The Gillette Company, filed September 17, 1993, and the Trust Indenture filed as Exhibit 4.1 to Registration Statement No. 33-54974 of The Gillette Company, as amended May 14, 1993, and June 24, 1993, filed as part of Exhibit 4(f) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-922, incorporated by reference herein.

       (h) Registration Statement filed on Form 8-A, dated January 11, 2001, revising the description of The Gillette Company's registered securities and corresponding rights, Commission File No. 1-922, incorporated by reference herein.

            The Company has issued nonregistered debt instruments, copies of which will be furnished to the Commission upon request.

10          Material Contracts

      *(a) The Gillette Company 1971 Stock Option Plan, as amended (subject to stockholder approval at the April 19, 2001, Annual Meeting), filed as Appendix A to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

      *(b) The Gillette Company Stock Equivalent Unit Plan, as amended (subject to stockholder approval at the April 19, 2001, Annual Meeting), filed as Appendix B to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

      *(c) The Gillette Company Incentive Bonus Plan, as amended (subject to stockholder approval at the April 19, 2001, Annual Meeting), filed as Appendix D to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

      *(d) The Gillette Company Executive Life Insurance Program, as amended, filed herewith.

      *(e) The Gillette Company Deferred Compensation Plan for Outside Directors, as amended, filed herewith.

      *(f) Employment Agreement, dated December 16, 1999, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(g) Employment Agreement, dated December 16, 1999, between The Gillette Company and Jorgen Wedel, filed as exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(h) Employment Agreement, dated December 16, 1999, between The Gillette Company and Charles W. Cramb, filed as Exhibit 10(m) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(i) Employment Agreement, dated December 16, 1999, between The Gillette Company and Robert E. DiCenso, filed as Exhibit 10(n) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(j) Employment Agreement, dated December 16, 1999, between The Gillette Company and Richard K. Willard, filed as Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(k) The Gillette Company Change of Control Severance Program for Key Executives, filed as Exhibit 10(p) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(l) Letter Agreement Re: Estate Preservation Plan II, dated May 27, 1999, between The Gillette Company and Alfred M. Zeien, filed as
            Exhibit 10(q) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(m) Termination Settlement Agreement, effective as of October 19, 2000, between The Gillette Company and Michael C. Hawley, filed herewith.

      *(n) Termination Settlement Agreement, dated December 18, 2000, between The Gillette Company and Robert G. King, filed herewith.

      *(o) Termination Settlement Agreement, dated July 31, 2000, between The Gillette Company and Archibald Livis, filed herewith.

       (p) Letter Agreement, dated July 20, 1989, between The Gillette Company and Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form 8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.

      *(q) Description of The Gillette Company Personal Financial Planning Reimbursement Program, as amended, filed herewith.

      *(r) The Gillette Company Estate Preservation Plan, filed as exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-922, incorporated by reference herein.

      *(s) The Gillette Company Supplemental Retirement Plan, as amended, filed as Exhibit 10(v) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      *(t)  The Gillette Company Supplemental Savings Plan, as amended, filed as
            Exhibit 10(w) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

       (u) Multiyear Credit Agreement, dated as of December 20, 1996, among The Gillette Company, Morgan Guaranty Trust Company of New York, as agent, and a syndicate of domestic and foreign banks, filed as
            Exhibit 10(o) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.

       (v) $1,400,000,000 364-Day Credit Agreement, dated as of December 20, 1996, and amended and restated as of October 20, 1997, October 19, 1998, October 18, 1999, and supplemented as of March 24, 2000, and amended and restated as of October 17, 2000, among The Gillette Company, Morgan Guaranty Trust Company of New York, as agent, and a syndicate of domestic and foreign banks, filed herewith.

       (w) Registration Rights Agreement, dated as of September 12, 1996, among The Gillette Company, KKR Partners II, L.P. and DI Associates, L.P., filed as Exhibit 10.2 to The Gillette Company Current Report on Form 8-K, filed September 16, 1996, Commission File No. 1-922, incorporated by reference herein.

12 Computation of the ratios of current assets to current liabilities for the years 2000, 1999 and 1998. See page 20 under the caption, "Financial Condition," for the computation of the ratio of current assets to current liabilities.

13 Portions of the 2000 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

21          List of subsidiaries of The Gillette Company, filed herewith.

23          Independent Auditors' Consent, filed herewith.

24          Power of Attorney, filed herewith.

* Management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K

On October 20, 2000, the Company filed a report on Form 8-K announcing that the Board of Directors had named Edward F. DeGraan to be Acting Chief Executive Officer and Richard R. Pivirotto to be nonexecutive Chairman of the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE GILLETTE COMPANY
                        (Registrant)

                    By  CHARLES W. CRAMB
                        -------------------------------------------------
                        Charles W. Cramb
                        Senior Vice President and Chief Financial Officer

Date: March 15, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                     Title                                       Date
-----------------------        ----------------------------------          --------------
* JAMES M. KILTS               Chairman of the Board of                    March 15, 2001
-----------------------        Directors, Chief Executive Officer
  James M. Kilts               and Director

* EDWARD F. DEGRAAN            President, Chief Operating                  March 15, 2001
-----------------------        Officer and Director
  Edward F. DeGraan

* CHARLES W. CRAMB             Senior Vice President                       March 15, 2001
-----------------------        and Chief Financial Officer
  Charles W. Cramb

* CLAUDIO E. RUBEN             Vice President, Controller and              March 15, 2001
-----------------------        Principal Accounting Officer
  Claudio E. Ruben

* WARREN E. BUFFETT            Director                                    March 15, 2001
-----------------------
  Warren E. Buffett

* WILBUR H. GANTZ              Director                                    March 15, 2001
-----------------------
  Wilbur H. Gantz

* MICHAEL B. GIFFORD           Director                                    March 15, 2001
-----------------------
  Michael B. Gifford

* CAROL R. GOLDBERG            Director                                    March 15, 2001
-----------------------
  Carol R. Goldberg

* DENNIS F. HIGHTOWER          Director                                    March 15, 2001
-----------------------
  Dennis F. Hightower

* HERBERT H. JACOBI            Director                                    March 15, 2001
-----------------------
  Herbert H. Jacobi

* HENRY R. KRAVIS              Director                                    March 15, 2001
-----------------------
  Henry R. Kravis

* JORGE PAULO LEMANN           Director                                    March 15, 2001
-----------------------
  Jorge Paulo Lemann

* RICHARD R. PIVIROTTO         Director                                    March 15, 2001
-----------------------
  Richard R. Pivirotto

* MARJORIE M. YANG             Director                                    March 15, 2001
-----------------------
  Marjorie M. Yang

* ALFRED M. ZEIEN              Director                                    March 15, 2001
-----------------------
  Alfred M. Zeien

                      *By CHARLES W. CRAMB
                          ----------------
                          Charles W. Cramb
                          as Attorney-In-Fact