Form 10-Q
period 2001-03-31
GILLETTE CO
filed 2001-05-14
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 2001           Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding May 11, 2001  . . . . . . . . . . . . . . . . 1,054,518,300



                          PART I. FINANCIAL INFORMATION

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2001      2000
                                                         ----      ----

Net Sales ..........................................   $ 1,763    $ 1,889
Cost of Sales ......................................       623        706
                                                       -------    -------
  Gross Profit .....................................     1,140      1,183

Selling, General and Administrative Expenses .......       821        741
                                                       -------    -------
  Profit from Operations ...........................       319        442

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (1)
  Interest expense .................................        45         49
  Exchange .........................................        13          8
  Other charges - net ..............................        (2)        (3)
                                                       -------    -------
                                                            55         53
                                                       -------    -------
Income from Continuing Operations before Income Taxes      264        389

Income Taxes .......................................        82        129
                                                       -------    -------
Income from Continuing Operations ..................       182        260

Income (Loss) from Discontinued Operations, net of tax       -         (2)
                                                       -------    -------
  Net Income .......................................   $   182    $   258
                                                       =======    =======

Net Income per Common Share, basic
  Continuing Operations ...........................    $   .17    $   .24

  Discontinued Operations ..........................         -          -
                                                       -------    -------
  Net Income .......................................   $   .17    $   .24
                                                       =======    =======

Net Income per Common Share, assuming full dilution
  Continuing Operations ............................   $   .17    $   .24

  Discontinued Operations ..........................         -          -
                                                       -------    -------
  Net Income .......................................   $   .17    $   .24
                                                       =======    =======

Dividends per Common Share
  Declared .........................................   $    -     $ .1625
  Paid .............................................   $ .1625    $ .1475

Weighted average number of common shares outstanding
  Basic ............................................     1,054      1,056
  Assuming full dilution ...........................     1,059      1,074

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                       March 31,    December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    53      $    62
  Trade receivables, less allowances 2001, $66;
    2000, $81                                              1,353        2,128
  Other receivables ..................................       349          378
  Inventories:
     Raw materials and supplies ......................       141          153
     Work in process .................................       226          194
     Finished goods ..................................     1,064          815
                                                         -------      -------
       Total Inventories .............................     1,431        1,162
  Deferred income taxes ..............................       568          566
  Other current assets ...............................       278          197
  Net assets of discontinued operations...............        54          189
                                                         -------      -------
       Total Current Assets ..........................     4,086        4,682
                                                         -------      -------

Property, Plant and Equipment, at cost ...............     5,787        5,866
Less accumulated depreciation ........................     2,296        2,316
                                                         -------      -------
       Net Property, Plant and Equipment .............     3,491        3,550
                                                         -------      -------

Intangible Assets, less accumulated amortization .....     1,540        1,574

Other Assets .........................................       581          596
                                                         -------      -------

                                                         $ 9,698      $10,402
                                                         =======      =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       March 31,    December 31,
                                                         2001          2000
                                                     ------------   ------------
                                                      (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,954       $  2,195
  Current portion of long-term debt ................        746            631
  Accounts payable .................................        412            402
  Accrued liabilities ..............................      1,380          1,773
  Dividends payable ................................          -            171
  Income taxes .....................................        416            299
                                                       --------       --------
     Total Current Liabilities .....................      4,908          5,471
                                                       --------       --------

Long-Term Debt .....................................      1,404          1,650
Deferred Income Taxes ..............................        435            450
Other Long-Term Liabilities ........................        730            767
Minority Interest ..................................         43             41

Contingent Redemption Value of Common Stock
  Put Options ......................................         99             99

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2001, 1,366 shares; 2000, 1,365 shares .      1,366          1,365
  Additional paid-in capital .......................        992            973
  Earnings reinvested in the business ..............      6,035          5,853
  Accumulated other comprehensive income ...........     (1,362)        (1,314)
  Treasury stock, at cost: 2001, 312 shares;
            2000, 312 shares .......................     (4,952)        (4,953)
                                                       --------       --------
          Total Stockholders' Equity ...............      2,079          1,924
                                                       --------       --------
                                                       $  9,698       $ 10,402
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31
                                                            -----------------
                                                            2001         2000
                                                            ----         ----
Operating Activities

    Net income from continuing operations                  $ 182        $ 260
    Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization ................         124          117
      Other ........................................          (2)           6
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         732          653
        Inventories ................................        (301)        (190)
        Accounts payable and accrued liabilities ...        (236)        (358)
        Other working capital items ................          14           (4)
        Other noncurrent assets and liabilities ....          (4)         (26)
                                                           -----        -----
          Net cash provided by operating activities          509          458
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (157)        (206)
    Disposals of property, plant and equipment .....          24           66
    Other ..........................................          (2)          (1)
                                                           -----        -----
         Net cash used in investing activities .....        (135)        (141)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................           -         (790)
    Proceeds from sale of put options ..............           4            9
    Proceeds from exercise of stock option and
         purchase plans ............................          13            6
    Proceeds from long-term debt ...................           -            -
    Repayment of long-term debt ....................         (56)         (51)
    Increase (Decrease) in loans payable ...........        (228)         526
    Dividends paid .................................        (171)        (158)
    Settlements of debt-related derivative contracts         (38)          80
                                                           -----        -----
         Net cash used in financing activities .....        (476)        (378)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............          (1)          (1)
Net Cash Provided by Discontinued Operations........          94           83
                                                           -----        -----
Increase (Decrease) in Cash and Cash Equivalents ...          (9)          21
Cash and Cash Equivalents at Beginning of Year .....          62           80
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter ........       $  53        $ 101
                                                           =====        =====
Supplemental disclosure of cash paid (refund) for:

    Interest .......................................       $  63        $  50
    Income taxes ...................................       $  (1)       $  37


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended
                                              March 31
                                         ------------------
                                           2001       2000
                                           ----       ----

Net Income                                $ 182     $  258

  Other Comprehensive Income, net of tax:
  Foreign Currency Translation              (43)       (13)
  Cash Flow Hedges                           (5)         -
                                           ----       ----

Comprehensive Income                      $ 134     $  245
                                           ====       ====

Foreign currency translation is after unfavorable tax effects for three months of $62 million in 2001 and $32 million in 2000.

Accumulated Other Comprehensive Income

--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                    Accumulated
                              Foreign                                  Other
                              Currency      Pension     Cash Flow  Comprehensive
                             Translation   Adjustment     Hedges      Income
                             -----------   ----------   ---------   ------------

Balance December 31, 1999      $(1,031)    $   (30)    $   -           $(1,061)
Change in period                   (13)        -           -               (13)
                               -------     -------     -------         -------
Balance March 31, 2000         $(1,044)    $   (30)        -           $(1,074)
                               =======     =======     =======         =======

Balance December 31, 2000      $(1,280)    $   (34)    $   -           $(1,314)
Change in period                   (43)        -            (5)            (48)
                               -------     -------     -------         -------
Balance March 31, 2001         $(1,323)    $   (34)    $    (5)        $(1,362)

                               =======     =======     =======         =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Comments
-------------------
Reference is made to the registrant's 2000 Annual Report to stockholders, which contains, at page 24 through 45, financial statements and the notes thereto, of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

On December 29, 2000, the sale of the Stationery Products business to Newell Rubbermaid, Inc. was finalized, and the segment is accounted for as a discontinued operation. Accordingly, its net assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes.

Shipping and handling costs of $33 million in 2001 and $36 million in 2000 are included in selling, general and administrative expenses, consistent with ongoing practice.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Prior year financial statements have been reclassified to conform to the 2001 presentations.

Accounting Pronouncements
-------------------------
In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. The Company adopted the consensus in the first quarter of 2001. The adoption of EITF 00-14 resulted in the following reclassifications in the first quarter 2000 income statement: net sales was reduced by $18 million; cost of sales was increased by $9 million; and selling, general and administrative expenses were decreased by $27 million. The reclassifications have no impact on profit from operations, net income or earnings per share.

In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF 00-22 requires that certain volume rebates to customers be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001, and its impact on the consolidated financial statements was not material.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of "slotting fees," cooperative advertising arrangements and "buydowns." The consensus will require that certain customer promotional payments that are currently classified as marketing expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption is expected to result in a significant adjustment to net sales and sales promotion expense. The adoption of EITF 00-25 will have no impact on profit from operations, net income or earnings per share. The Company will adopt EITF 00-25 no later than January 1, 2002.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Derivatives and Hedging Activities
-----------------------------------
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The cumulative effect of adopting SFAS 133 as of January 1, 2001, was not material to the Company's consolidated financial statements.

The Company is subject to market risks, such as changes in currency and interest rates, that arise from normal business operations. The Company regularly assesses these risks and has established business strategies to provide natural offsets, supplemented by the use of derivative financial instruments to protect against the adverse effects of these and other market risks. The Company has established clear policies, procedures and internal controls governing the use of derivatives and does not use them for trading, investment or other speculative purposes.

The Company uses derivative contracts to efficiently structure its debt in the desired currencies and mix of fixed to floating interest rates. Forward contracts effectively convert U.S. dollar borrowings into non-U.S. dollar obligations, primarily in currencies with low interest rates. These forward contracts along with certain direct non-U.S. dollar borrowings are designated as hedges of the currency changes on the Company's foreign net investments. Currency effects of the net investment hedges are reflected as a component of foreign currency translation adjustments in accumulated other comprehensive income and produced a $55 million aftertax gain for the three months ended March 31, 2001. Interest effects of these hedges are reported in interest expense.

The Company uses primarily floating rate debt in order to match interest costs to the impact of inflation on earnings. The Company manages its mix of fixed to floating rate debt by entering into interest rate swaps and forward rate agreements. The interest rate swaps are designated as fair value hedges, effectively converting certain fixed rate debt into variable rate debt. The fair values of both the swaps and the debt are recorded as equal and offsetting gains and losses in interest expense. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness.

The forward rate agreements are designated as cash flow hedges, effectively fixing certain variable interest payments. Aftertax net losses of $ 2 million ($3 million pretax), were deferred in other comprehensive income during the quarter. All deferred amounts will be reclassified into interest expense over the next 12 months in the period during which the hedged variable interest payments are recognized. Ineffective amounts had no impact on earnings for the three months ended March 31, 2001.

The Company also enters into commodity swaps to fix the price of certain forecasted purchases of raw material used in the manufacturing process. These swaps are designated as cash flow hedges. Changes in fair values are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Total aftertax losses deferred in other comprehensive income during the three months ended March 31, 2001, including the cumulative effect change in accounting principle upon adoption of SFAS 133, was $2 million ($3 million pretax). All deferred amounts will be reclassified into earnings over the next 12 months. Ineffective amounts had no impact on earnings for the three months ended March 31, 2001.

Most of the Company's transactional exchange exposure is managed through centralized cash management and re-invoicing. The Company hedges net residual transactional exchange exposures, principally intercompany balances, through forward contracts that are recorded at fair value on the balance sheet. Changes in fair value are recorded in nonoperating charges and offset gains and losses resulting from the underlying exposures.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company also uses derivatives to hedge equity-linked employee compensation. The Company fixes the cost of certain employee compensation expenses linked to its stock price by entering into equity swap and option contracts. These contracts are recorded at fair value on the balance sheet. Changes in fair value are recorded in profit from operations and offset the changes in the value of the underlying liabilities.

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses. First quarter 2000 advertising has been reduced by $22 million, compared with the previously reported $116 million, as a result of EITF 00-14, as explained in the Accounting Pronouncements note.

                               Three Months Ended
                                    March 31
                              ------------------
                                2001       2000
                                ----       ----
Net Sales ................     $ 1,763   $ 1,889
Advertising ..............         117        94
   % of Net Sales ........         6.7%      5.0%


Restructuring and Asset Impairment
----------------------------------
On December 18, 2000, the Company announced a restructuring program and impaired certain intangible assets. The charge for the restructuring program was $360 million, and activity under the program will continue throughout 2001. The charge for the impaired intangible assets was $212 million and was recorded in the fourth quarter of 2000. The restructuring program will significantly improve the Company's operating efficiency, streamline the supply chain and further decrease costs. In accordance with EITF Issue 94-3, SFAS 121 and SAB 100, the Company recorded in the fourth quarter of 2000 a charge to operating expenses of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted). Specific program activities include consolidating management functions; reducing factory locations, in part through outsourcing production of low-volume noncore products; streamlining the supply chain via warehouse consolidation and other actions; and downsizing and centralizing corporate functions. The program will result in the closure of eight factories and 13 distribution centers, affecting all business segments, and in the net reduction of approximately 2,700 employees across all business functions, operating units and geographies. The reduction will consist of 1,430 variable manufacturing and distribution employees and 1,270 executive, professional and administrative staff. All employee reductions are planned for 2001, and pretax cash outlays are estimated at approximately $235 million. The program was announced to all employees on December 18, 2000, via the Company's internal website and bulletin boards. The severance programs being used follow the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements.

The restructuring program included a write-down of approximately $125 million to the carrying amount of factories, as well as the write-off of manufacturing, distribution and office equipment assets. Until the affected facilities cease operations, revenue-generating activities will continue. Thus, these assets are considered assets to be held and used under SFAS 121. Asset disposals will be completed during 2001. Buildings that are owned will be sold, and equipment will be disposed of through sale or abandonment. The value of the impaired assets was determined based on discounted cash flow analyses for the operating period up until closure and included an estimate of residual value.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Details of the restructuring  program charge follow.  The other benefits portion
of   employee-related   expenses,   shown  below,   includes  fringe   benefits,
outplacement fees and special termination benefits related to pensions.

                                                                  Plan
                                         Activity    Current    Inception
                             Initial      Through    Quarter     Through
(Millions)                  Provision   Dec.31,2000  Activity   Mar.31,2001    Balance
---------------------       ---------   -----------  --------   -----------   --------

Employee-related expenses
  Severance payments          $146       $  -         $  3         $  3         $143
  Other benefits                67          -            -            -           67
Asset impairments
  Prop., plant, & equip.       120        120            -          120            -
Contractual obligations
  and other                     27          -            -            -           27
                              ----       ----         ----         ----         ----
Total                         $360       $120         $  3         $123         $237
                              ====       ====         ====         ====         ====


Share Repurchase Program
------------------------
The Company has an ongoing share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2000, the Company repurchased 94 million shares in the open market for $4,084 million. There were no repurchases in the first quarter of 2001. The Company plans to purchase the remaining authorized shares in the open market or in privately negotiated transactions, depending on market conditions and other factors.

In 2001, the Company continued to sell equity put options as an enhancement to its ongoing share repurchase program and collected $4 million in premiums during the quarter ended March 31, 2001. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares.

The put option prices were based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." All of the outstanding put options mature in the second quarter.

At March 31, 2001, the outstanding put options had strike prices which were greater than the closing price for Gillette common stock on March 31, 2001. Those options were therefore "in the money." Although the options are not excercisable until a future date, the "in the money" obligation at March 31, 2001, was $5 million.

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and assets for each of the Company's business segments are set forth below. There are no material intersegment revenues. A new "Oral Care" segment has replaced the previous "Oral-B Products" segment. Oral Care contains all manual oral care products previously included under Oral-B Products, plus Braun Oral-B power oral care products previously included in the "Braun" segment. The new Braun segment contains all remaining Braun products: male and female hair removal; household and hair care appliances; and personal diagnostic devices, including ear thermometers and blood pressure monitors. Prior year figures have been adjusted to reflect the change.

                                          Net Sales
                                    -------------------
                                    Three Months Ended
                                          March 31
                                    -------------------
(Millions)                            2001        2000
                                     ------      ------
Blades & Razors                      $  723      $  713
Toiletries                              184         225
Duracell                                397         462
Oral Care                               267         259
Braun                                   192         230
                                     ------      ------
   Total                             $1,763      $1,889
                                     ======      ======

                               Profit/(Loss) from Operations
                                    -------------------
                                    Three Months Ended
                                          March 31
                                    -------------------
(Millions)                            2001        2000
                                     ------      ------
Blades & Razors                      $  231      $  268
Toiletries                                8          34
Duracell                                 38          74
Oral Care                                50          54
Braun                                    16          23
                                     ------      ------
 Subtotal Reportable Segments           343         453
 All Other                              (24)        (11)
                                     ------      ------
   Total                             $  319      $  442
                                     ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Identifiable Assets
                                  -------------------------------------------
                                  Mar. 31,   Dec. 31,    Mar. 31,    Dec. 31,
(Millions)                          2001       2000        2000        1999
                                  -------    -------     -------     -------
Blades & Razors                  $ 3,214     $ 3,740     $ 3,541     $ 3,532

Toiletries                           541         538         652         696

Duracell                           2,969       3,304       3,086       3,310

Oral Care                            962         901         930       1,075

Braun                                987       1,078       1,210       1,190
                                 -------     -------     -------     -------
Subtotal Reportable Segments       8,673       9,561       9,419       9,803

All Other                            971         652         673         809

Discontinued Operations               54         189       1,090       1,174

                                 -------     -------     -------     -------
  Total                          $ 9,698     $10,402     $11,182     $11,786
                                 =======     =======     =======     =======


                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMPUTATION OF NET INCOME PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2001      2000
                                               ----      ----
Income from Continuing Operations.......      $  182    $  260
Less:  Preferred stock dividends .......           -         1
                                              ------    ------
Income from Continuing Operations, basic      $  182    $  259
Effect of dilutive securities:
    Convertible preferred stock ........           -         1
                                              ------    ------
Income from Continuing Operations,
    assuming full dilution .............      $  182    $  260
                                              ======    ======


Common shares, basic ...................       1,054     1,056
Effect of dilutive securities:
    Convertible preferred stock ........           -        11
    Stock options ......................           5         7
                                              ------    ------
Common shares, assuming full dilution          1,059     1,074
                                              ======    ======

Income from Continuing Operations
    per Common Share:

  Basic ................................      $  .17    $  .24
                                              ======    ======

  Assuming full dilution ...............      $  .17    $  .24
                                              ======    ======

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.


First Quarter 2001 versus 2000
------------------------------

Total Company: Sales for the quarter ended March 31, 2001, were $1.76 billion, a decline of 7% versus the same quarter of the prior year. Unfavorable foreign exchange, most notably the European and Asian currencies, reduced net sales by five percent. Excluding the adverse effects of exchange, sales decreased 2%, attributable to unfavorable volume/mix of 3%, partially offset by favorable pricing of 1%. Last year's divestiture of the White Rain hair care business contributed 1% of the unfavorable volume/mix amount.

A new "Oral Care" segment has replaced the previous "Oral-B Products" segment. Oral Care contains all manual oral care products previously included under Oral-B Products, plus Braun Oral-B power oral care products previously included in the "Braun" segment. The new Braun segment contains the remaining Braun products: male and female hair removal; household and hair care appliances; and personal diagnostic devices, including ear thermometers and blood pressure monitors. Prior year figures have been adjusted to reflect the change.

Blades and Razors: Sales of blades and razors rose one percent, while profits were down 13%, compared with the first quarter of last year. Without the adverse effect of exchange, primarily in Europe, sales grew 6%. Strong initial shipments of the new Gillette for Women Venus shaving system offset the lower volumes that resulted from the program to reduce trade inventory of blades. Strong marketing support and higher administrative costs reduced first-quarter profits.

Toiletries: Toiletries sales were 18% below those of 2000, but would have been 7% below last year's level without the adverse effects of the divestiture of White Rain and unfavorable exchange. Sales declines are in shave preps as well as the ongoing reduction of the deodorant and antiperspirant business in noncore markets. Toiletries profit from operations declined 77%, due to the lower volumes.

Duracell: Sales of Duracell for the quarter decreased 14%, and profits fell 49% from those of a year ago. Excluding the adverse effects of exchange, sales were 11% lower than in the prior year. Sales were curbed by corrections to trade inventory levels and by a challenging competitive environment in all geographies. In the important United States market, the return to more traditional category growth was offset by reduced market share. The impact of increased marketing investment has not been fully felt in the marketplace. A new marketing effort for Duracell's copper and black alkaline battery, which is being renamed "CopperTop," will begin in June. The lower sales, together with increased marketing investment, resulted in profit from operations 49% below those of a year ago.

Oral Care: Oral Care sales were 3% above those of 2000, but would have been 9% above last year's level without the impact of unfavorable exchange. Strong gains in power oral care products were somewhat offset by lower sales of manual oral care products. Manual oral care sales have been adversely impacted by category contraction in North America and Europe, due to the increasing incidence of power products, particularly battery entrants. Profit from operations was 9% below that of the prior year, due to increased advertising support and higher overhead expenses.

Braun: Sales of Braun were 17% below those of the previous year. The unfavorable impact of exchange was significant, with both the Euro and the Yen affecting reported sales. Excluding exchange, Braun sales were 10% below those of the prior year. These results also reflected the unmatched 2000 pipeline shipments of the Braun Syncro system, which was launched last year in key European geographies. Lower sales, combined with higher advertising support, resulted in a 30% decline in profit from operations versus the prior year.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Costs and Expenses
------------------
Gross profit was $1.14 billion, a decrease of 4% versus 2000. Gross profit as a percentage of sales was 64.7%, compared with 62.6% in 2000. All product segments except blades and razors showed improved gross profit margin, reflecting manufacturing efficiencies and favorable product mix. Blades and razors gross profit margin declined, as sales included a higher proportion of lower margin Venus razors and a lower proportion of high margin blades.

Selling, general and administrative expenses increased by $80 million, or 11%, reflecting increased selling expenses, as well as higher administrative expenses. Combined advertising and sales promotion expenses grew 12%, with advertising as a percent of sales increasing 1.7% to 6.7%. Other marketing and administrative expenses were 10% above those of the prior year.

Profit from operations was $319 million, down 28%, versus $442 million a year earlier.

Net interest expense was lower due to reduced borrowing, and net exchange losses were higher due to the Turkish devaluation. The effective tax rate was lower.

Net income of $182 million was 29% below the $258 million in 2000. Net income per common share of $.17, basic and fully diluted, was 29% below the $.24, basic and fully diluted, of 2000.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Restructuring and Asset Impairment
----------------------------------
On December 18, 2000, the Company announced a restructuring program and impaired certain intangible assets. This resulted in a fourth-quarter charge to operations of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted). The charge for the restructuring program was $360 million, and activity under the program will continue throughout 2001. The charge for the impaired intangible assets was $212 million and was recorded in the fourth quarter of 2000.

The worldwide restructuring of operations is expected to significantly improve the Company's operating efficiency, streamline the supply chain and further decrease costs. The program will result in a net reduction of approximately 2,700 employees across all business functions, operating units and geographies.

Pretax cash outlays are estimated at approximately $235 million. Cash severance payments may extend beyond 2001, due to the severance payment deferral options available to terminated employees. When the program is fully implemented by the end of 2001, the annual pretax savings will approximate $125 million.

Specific program activities include: consolidating management functions; reducing factory locations, in part through outsourcing production of low-volume noncore products; streamlining the supply chain via warehouse consolidation and other actions; and downsizing and centralizing corporate functions. These actions will result in the closure of eight factories and 13 distribution centers and will be completed in 2001.

Details of the facility closures and employee reductions follow.

                                                                  Plan
                                              Current           Inception
                                Initial       Quarter            Through
                                 Plan        Activity         March 31, 2001
                                -------      --------       ------------------
  Facility Closures
      Factories                      8             -                   -

      Distribution Centers          13             -                   -

  Employee reductions            2,700           215                 215


The amount of fixed asset impairment is approximately $125 million for the restructuring and closure of factories and distribution centers, as well as the write-off of manufacturing, distribution and office equipment assets. Until the affected facilities cease operations, revenue-generating activities will continue. Buildings that are owned will be sold, and equipment will be disposed of through either sale or abandonment. The extent of the impairment was based on discounted cash flow analyses for the operating period up until closure and included an estimate of residual value.

Additional  details  are  provided  in  the  Notes  to  Consolidated   Financial
Statements.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the three months ended March 31, 2001, amounted to $509 million, compared with $458 million in the same period last year. Accounts receivable were a significant source of cash in the quarter, and a greater source than in 2000, due to lower days sales outstanding compared with the prior year. Movement in inventories compared unfavorably with the prior year, due to the need to build safety stocks in advance of factory closures. Movement in accounts payable and accrued liabilities compared favorably with prior year.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at March 31, 2001, amounted to $4.01 billion, compared with $4.45 billion at year-end 2000. Net debt was decreased by the net cash provided from operating activities. The Company's current ratio at March 31, 2001, was .83, compared with .86 at December 31, 2000. Despite decreases in total debt, a greater proportion of debt was classified as current at March 31, 2001.

The change in foreign currency translation adjustment through March 31, 2001, was a loss of $43 million, with Brazil being the largest component, and lesser amounts generated by Asia-Pacific. Losses for the quarter ended March 31, 2000, were $13 million.

                                     PAGE 17
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is subject, from time to time, to legal proceedings and claims arising out of its business that cover a wide range of matters, including antitrust and trade regulation, advertising, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.


Item 4.  Vote of Security Holders

At its Annual Meeting on April 19, 2001, the stockholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2004 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                            For              Withheld
                                        -----------         ----------
               Edward F. DeGraan        876,136,480         17,697,269
               Wilbur H. Gantz          876,846,379         16,987,370
               James M. Kilts           802,066,203         91,767,546
               Jorge Paulo Lemann       877,069,049         16,764,700

     The directors whose term of office as a director continued after the meeting are Warren E. Buffett, Michael B. Gifford, Carol R. Goldberg, Marjorie M. Yang, Dennis F. Hightower, Herbert H. Jacobi, Henry R. Kravis and Richard R. Pivirotto.

2. Approved an amendment of the 1971 Stock Option Plan to extend the period during which options may be awarded, increase the number of shares available, increase the maximum annual award per participant and eliminate stockholder approval of changes to the terms of the awards to nonemployee directors. The vote was 616,591,609 for and 109,022,939 against the proposal, with 6,864,014 abstentions and 161,355,187 broker nonvotes.

3. Approved an amendment of the Stock Equivalent Unit Plan to extend the period during which awards may be made and reduce the number of units which are available for award. The vote was 861,434,095 for and 25,758,771 against the proposal, with 6,640,883 abstentions.

4. Approved an amendment of The Gillette Company Employees' Savings Plan to increase the maximum employer contribution and eliminate the need to obtain stockholder approval for future changes. The vote was 873,534,781 for and 13,811,090 against the proposal, with 6,487,878 abstentions.

5. Approved the Incentive Bonus Plan for executive officers and key employees. The vote was 836,098,605 for and 51,464,199 against the proposal, with 6,270,945 abstentions.

6. Rejected the Stockholder Proposal to hire a proxy advisory firm. The vote was 697,397,683 against and 16,981,897 for the proposal, with 17,777,821 abstentions and 161,676,348 broker nonvotes.

                                     PAGE 18
                           PART II. OTHER INFORMATION


Item 5. Other Information

Cautionary Statement
--------------------
Certain statements that the Company may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, the Company's strategy for growth, product development and new product launches, market position and expenditures. Forward-looking statements are based on current expectations of future events, but actual results could vary materially from the Company's expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company assumes no obligation to update any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below:

- the pattern of the Company's sales, including variations in sales volume within periods;
- the acceptance by the Company's customers and consumers of new products and line extensions;
- the mix of products sold;
- the Company's ability to control its internal costs and the cost of raw materials;
- the prices of the Company's products and the response of the Company, its customers and competitors to changes in prices;
- technological   advances  by  the  Company  and/or  its competitors;
- new patents  granted to the Company  and/or its  competitors;
- changes in exchange rates in one or more of the Company's  geographic markets;
- changes in accounting policies;
- the impact of general economic conditions in the United States and in other countries in which the Company currently does business; or
- the Company's ability to limit trade inventory to reasonable levels consistent with consumer consumption.

Competitive Environment
-----------------------
The Company experiences intense competition for sales of its products in most markets. The Company's products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of its markets, the Company has major competitors, some of which are larger and more diversified than the Company. Aggressive competition within the Company's markets to preserve, gain or regain market share can affect the Company's results in any given period.

Changes in Technology and New Product Introductions
---------------------------------------------------
In most product categories in which the Company competes, there are continuous technological changes and frequent introductions of new products and line extensions. The Company's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, the Company's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. The Company cannot be certain that it will successfully achieve these goals. With respect specifically to primary alkaline batteries, category growth could be adversely affected by the following factors:

- technological or design changes in portable electronic and other devices that use batteries as a power source;
- continued  improvement  in the service life of primary  batteries;
- improvements in rechargeable battery technology;  and
- the development of new battery technologies.

                                     PAGE 19
                           PART II. OTHER INFORMATION



Intellectual Property
---------------------
The Company relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and the Company's brands. The Company's intellectual property rights, however, could be challenged, invalidated or circumvented. The Company does not believe that its products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

Cost Savings Strategy
---------------------
The Company has implemented a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

Sales and Operations  Outside of the United  States
---------------------------------------------------
Sales outside of the United States represent a substantial portion of the Company's business. In addition, the Company has a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

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

Retail Environment
------------------
With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, the Company is increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, the Company faces greater pressure from retail trade customers to provide more favorable trade terms. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of the Company's customers, particularly the Company's high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and change inventory delivery systems. While the Company expects the level of trade inventory of its products to decline over time, the speed and magnitude of such reductions and/or the inability of the Company to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

                                     PAGE 20
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits

Exhibit 10    Material Contracts

(a) Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed herewith.

(b) Employment Letter, dated February 27, 2001, between The Gillette Company and John F. Manfredi, filed herewith.

(c) Employment Letter, dated March 12, 2001, between The Gillette Company and Peter Klein, filed herewith.

(d) Change of Control Employment Agreement, dated March 21, 2001, between The Gillette Company and Peter Klein, filed herewith.



Item 6(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 23, 2001, referring to a press release announcing that the Board of Directors elected James M. Kilts Chairman of the Board and Chief Executive Officer. The Company also filed a current report on Form 8-K dated April 11, 2001, referring to a press release announcing that the Company provided reclassified consolidated statements of income for the years 1999 and 2000. The income statements reflect accounting changes following EITF 00-14, a new Oral Care business segment, a simplified overhead allocation methodology and an accounting reclassification, all of which took effect on January 1, 2001, with no impact on consolidated profit from operations, net income or earnings per share.

                                     PAGE 21
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






/s/ Claudio E. Ruben

Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

May 14, 2001