Form 10-Q
period 2001-06-30
GILLETTE CO
filed 2001-08-08
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 2001           Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding August 3, 2001  . . . . . . . . . . . . . . . . 1,055,404,740

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30                 June 30
                                                       ------------------        ----------------
                                                          2001       2000         2001       2000
                                                          ----       ----         ----       ----
Net Sales ..........................................   $ 2,118    $ 2,222      $ 3,881    $ 4,111
Cost of Sales ......................................       772        830        1,395      1,536
                                                       -------    -------      -------    -------
  Gross Profit .....................................     1,346      1,392        2,486      2,575


Selling, General and Administrative Expenses .......       971        893        1,792      1,634
                                                       -------    -------      -------    -------
  Profit from Operations ...........................       375        499          694        941

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (2)          (2)        (3)
  Interest expense .................................        40         56           85        105
  Exchange .........................................        (6)        (4)           7          4
  Other charges - net ..............................         6          5            4          2
                                                       -------    -------       -------    -------
                                                            39         55           94        108
                                                       -------    -------       -------    -------
Income from Continuing Operations before Income Taxes      336        444          600        833

Income Taxes .......................................       104        148          186        277
                                                       -------     ------       -------    -------
Income from Continuing Operations ..................       232        296          414        556

Loss from Discontinued Operations, net of tax               -        (427)           -       (429)
                                                       -------    -------       -------    -------
  Net Income (Loss).................................   $   232    $  (131)      $  414    $   127
                                                       =======    =======       =======    =======

Net Income (Loss) per Common Share, basic
  Continuing Operations ............................   $   .22    $   .28       $  .39    $   .53

  Discontinued Operations ..........................         -       (.41)           -       (.41)
                                                       -------    -------       -------    -------
  Net Income (Loss).................................   $   .22    $  (.13)      $  .39    $   .12
                                                       =======    =======       =======    =======
Net Income (Loss) per Common Share,
assuming full dilution

  Continuing Operations ............................   $   .22    $   .28       $  .39    $   .52

  Discontinued Operations ..........................         -       (.41)           -       (.40)
                                                       -------    -------       -------    -------
  Net Income (Loss).................................   $   .22    $  (.13)      $  .39    $   .12
                                                       =======    =======       =======    =======

Dividends per Common Share
  Declared .........................................   $ .1625    $     -       $.1625    $ .1625
  Paid .............................................   $ .1625    $ .1625       $.3250    $ .3100

Weighted average number of common shares outstanding
  Basic ............................................     1,055      1,050        1,054      1,054
  Assuming full dilution ...........................     1,057      1,058        1,058      1,067

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                       June 30,     December 31,    June 30,
                                                         2001           2000          2000
                                                     ------------   ------------  ------------
                                                      (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    55      $    62       $    43
  Trade receivables, less allowances 2001, $67;
    Dec. 2000, $81; June 2000, $57 ...................     1,381        2,128         1,729
  Other receivables ..................................       342          378           289
  Inventories:
     Raw materials and supplies ......................       136          153           179
     Work in process .................................       240          194           269
     Finished goods ..................................     1,000          815         1,081
                                                         -------      -------       -------
       Total Inventories .............................     1,376        1,162         1,529
  Deferred income taxes ..............................       587          566           399
  Other current assets ...............................       220          197           254
  Net assets of discontinued operations...............        44          189           843
                                                         -------      -------       -------
       Total Current Assets ..........................     4,005        4,682         5,086
                                                         -------      -------       -------

Property, Plant and Equipment, at cost ...............     5,824        5,866         5,927
Less accumulated depreciation ........................     2,343        2,316         2,396
                                                         -------      -------       -------
       Net Property, Plant and Equipment .............     3,481        3,550         3,531
                                                         -------      -------       -------

Intangible Assets, less accumulated amortization .....     1,515        1,574         1,852

Other Assets .........................................       634          596           692
                                                         -------      -------       -------

                                                         $ 9,635      $10,402       $11,161
                                                         =======      =======       =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       June 30,    December 31,     June 30,
                                                         2001          2000           2000
                                                     ------------   ------------  ------------
                                                      (Unaudited)                 (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  2,039       $  2,195      $  2,355
  Current portion of long-term debt ................        724            631           360
  Accounts payable .................................        362            402           446
  Accrued liabilities ..............................      1,349          1,773         1,394
  Dividends payable ................................          -            171             -
  Income taxes .....................................        407            299           150
                                                       --------       --------      --------
     Total Current Liabilities .....................      4,881          5,471         4,705
                                                       --------       --------      --------

Long-Term Debt .....................................      1,367          1,650         2,818
Deferred Income Taxes ..............................        423            450           468
Other Long-Term Liabilities ........................        707            767           765
Minority Interest ..................................         44             41            36

Contingent Redemption Value of Common Stock
  Put Options ......................................         99             99            68

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2001, 1,367 shares; June and
      Dec. 2000, 1,365 shares ......................      1,367          1,365         1,365
  Additional paid-in capital .......................      1,004            973           972
  Earnings reinvested in the business ..............      6,095          5,853         6,102
  Accumulated other comprehensive income ...........     (1,400)        (1,314)       (1,185)
  Treasury stock, at cost: 2001, 312 shares;
    June and Dec. 2000, 312 shares .................     (4,952)        (4,953)       (4,953)
                                                       --------       --------      --------
          Total Stockholders' Equity ...............      2,114          1,924         2,301
                                                       --------       --------      --------
                                                       $  9,635       $ 10,402      $ 11,161
                                                       ========       ========      ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30
                                                            -----------------
                                                            2001         2000
                                                            ----         ----
Operating Activities

    Income from continuing operations                      $ 414        $ 556
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         240          234
      Other ........................................          (8)           4
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         679          435
        Inventories ................................        (269)        (187)
        Accounts payable and accrued liabilities ...        (208)        (345)
        Other working capital items ................         (86)         (97)
        Other noncurrent assets and liabilities ....         (90)         (74)
                                                           -----        -----
          Net cash provided by operating activities          672          526
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (319)        (388)
    Disposals of property, plant and equipment .....          61           60
    Other ..........................................           -           15
                                                           -----        -----
          Net cash used in investing activities ....        (258)        (313)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................           -         (944)
    Proceeds from sale of put options ..............           5           13
    Proceeds from exercise of stock option and
         purchase plans ............................          22           13
    Proceeds from long-term debt ...................           -            -
    Repayment of long-term debt ....................         (56)         (56)
    Increase (Decrease) in loans payable ...........        (143)         912
    Dividends paid .................................        (342)        (329)
    Settlements of debt-related derivative contracts           3          106
                                                           -----        -----
          Net cash used in financing activities ....        (511)        (285)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............          (1)          (3)
Net Cash Provided by Discontinued Operations........          91           38
                                                           -----        -----
Decrease in Cash and Cash Equivalents ..............          (7)         (37)
Cash and Cash Equivalents at Beginning of Year .....          62           80
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter ........       $  55        $  43
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  92        $ 109
    Income taxes ...................................       $ 136        $ 286


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           2001        2000      2001      2000
                                           ----        ----      ----      ----

Net Income (Loss)                         $ 232       $(131)    $ 414     $ 127

  Other Comprehensive Income, net of tax:
  Foreign Currency Translation              (36)       (111)      (79)     (124)
  Cash Flow Hedges                           (2)          -        (7)        -
                                           ----        ----      ----      ----

Comprehensive Income (Loss)               $ 194       $(242)    $ 328     $   3
                                           ====        ====      ====      ====


Foreign currency translation is after unfavorable tax effects for three months of $20 million in 2001, and for six months of $82 million and $32 million in 2001 and 2000, respectively. There was no tax effect for three months in 2000.

Accumulated Other Comprehensive Income

--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                      Accumulated
                              Foreign                                    Other
                              Currency      Pension     Cash Flow    Comprehensive
                             Translation   Adjustment     Hedges        Income
                             -----------   ----------   -----------  -------------

Balance December 31, 1999     $(1,031)       $ (30)       $   -        $(1,061)
Change in period                 ( 13)           -            -            (13)
                                ------       ------       ------        -------
Balance March 31, 2000        $(1,044)       $ (30)       $   -        $(1,074)
Change in period                 (111)           -            -           (111)
                                ------       ------       ------        -------
Balance June 30, 2000         $(1,155)       $ (30)       $   -        $(1,185)
                                ======       ======       ======        =======

Balance December 31, 2000     $(1,280)       $ (34)       $   -        $(1,314)
Change in period                  (43)           -           (5)           (48)
                                ------       ------       ------        -------
Balance March 31, 2001        $(1,323)       $ (34)       $  (5)       $(1,362)
Change in period                  (36)           -           (2)           (38)
                                ------       ------       ------        -------
Balance June 30, 2001         $(1,359)       $ (34)       $  (7)       $(1,400)
                                ======       ======       ======        =======

See Accompanying Notes to Consolidated Financial Statements.


                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Comments
-------------------
Reference is made to the registrant's 2000 Annual Report to stockholders, which contains, at pages 24 through 45, financial statements and the notes thereto, of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Shipping and handling costs of $40 million in 2001 and $38 million in 2000 for the quarter ended June 30, and $73 million in 2001 and $74 million in 2000 for the six months ended June 30, are included in selling, general and administrative expenses, consistent with ongoing practice.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Prior year financial statements have been reclassified to conform to the 2001 presentations.

Accounting Pronouncements
-------------------------
In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. The Company adopted the consensus in the first quarter of 2001. The adoption of EITF 00-14 resulted in the following reclassifications in the second quarter 2000 income statement: net sales were reduced by $27 million; cost of sales was increased by $13 million; and selling, general and administrative expenses were decreased by $40 million. For the six months in 2000, net sales were reduced by $45 million; cost of sales was increased by $22 million; and selling, general and administrative expenses were decreased by $67 million. The reclassifications had no impact on profit from operations, net income or earnings per share.

In January 2001, the EITF reached a consensus on Issue No.00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." This issue requires that certain volume rebates to customers be classified as a reduction of revenue. The consensus was effective for the first quarter of 2001, and its impact on the consolidated financial statements was not material.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as marketing expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption will result in a significant reclassification between net sales and sales promotion expense. The adoption of EITF 00-25 will have no impact on profit from operations, net income or earnings per share. The Company will adopt EITF 00-25 no later than January 1, 2002.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued. The Company is required to adopt the provisions of SFAS 142 effective January 1, 2002. SFAS 142 will require that goodwill no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Unamortized goodwill at June 30, 2001, was $839 million. Annual amortization expense related to goodwill was $29 million in 2000 and is estimated at approximately $25 million for 2001. The Company is still evaluating whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

The Company uses derivative contracts to efficiently structure its debt in the desired currencies and mix of fixed to floating interest rates. Forward contracts effectively convert U.S. dollar commercial paper borrowings into non-U.S. dollar obligations, primarily in currencies with low interest rates. These forward contracts along with certain direct non-U.S. dollar borrowings are designated as hedges of the currency changes on the Company's foreign net investments. Currency effects of the net investment hedges are reflected as a component of foreign currency translation adjustments in accumulated other comprehensive income and produced a $6 million and a $61 million aftertax gain for the quarter and six months ended June 30, 2001, respectively. Interest effects of these hedges are reported in interest expense.

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

The forward rate agreements are designated as cash flow hedges, effectively fixing certain variable interest payments. Aftertax net losses of $2 million and $4 million ($3 million and $6 million pretax), were deferred in other comprehensive income during the quarter and six months, respectively. All deferred amounts will be reclassified into interest expense over the next 12 months in the period during which the hedged variable interest payments are recognized. Ineffective amounts had no impact on earnings for the quarter and six months ended June 30, 2001.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company also enters into commodity swaps to fix the price of certain forecasted purchases of raw material used in the manufacturing process. These swaps are designated as cash flow hedges. Changes in fair values are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Total aftertax losses deferred in other comprehensive income during the quarter and six months ended June 30, 2001, including the cumulative effect change in accounting principle upon adoption of SFAS 133, was $2 million and $4 million ($3 million and $6 million pretax), respectively. All deferred amounts will be reclassified into earnings over the next 18 months. Ineffective amounts had no impact on earnings for the quarter and six months ended June 30, 2001.

Most of the Company's transactional exchange exposure is managed through centralized cash management. The Company hedges net residual transactional exchange exposures, principally intercompany balances, through forward contracts that are recorded at fair value on the balance sheet. Changes in fair value are recorded in nonoperating charges and offset gains and losses resulting from the underlying exposures.

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

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses. Second-quarter and six-month 2000 advertising has been reduced by $21 million and $43 million, respectively, compared with the figures reported last year, as a result of EITF 00-14, as explained in the Accounting Pronouncements note.

                              Three Months Ended      Six Months Ended
                                    June 30               June 30
                              ------------------      ------------------
                                2001       2000         2001       2000
                               ------     ------       ------     ------

Net Sales ................      $2,118    $2,222      $3,881     $4,111
Advertising ..............         145       120         262        214
   % of Net Sales ........         6.8%      5.4%        6.8%       5.2%

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring and Asset Impairment
----------------------------------
On December 18, 2000, the Company announced a restructuring program and impaired certain intangible assets. In accordance with EITF 94-3, SFAS 121 and SAB 100, the Company recorded in the fourth quarter of 2000 a charge to operating expenses of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted). The charge for the impaired intangible assets was $212 million and was recorded in the fourth quarter of 2000. The charge for the restructuring program was $360 million, and activity under the program will continue throughout 2001. The restructuring program will significantly improve the Company's operating efficiency, streamline the supply chain and further decrease costs. Specific program activities include consolidating management functions; reducing factory locations, in part through outsourcing production of low-volume noncore products; streamlining the supply chain via warehouse consolidation and other actions; and downsizing and centralizing corporate functions. The program will result in the closure of eight factories and 13 distribution centers, affecting all business segments, and in the net reduction of approximately 2,700 employees across all business functions, operating units and geographies. The reduction will consist of 1,430 variable manufacturing and distribution employees and 1,270 executive, professional and administrative staff. All employee reductions are planned for 2001, and pretax cash outlays are estimated at approximately $235 million. The program was announced to all employees on December 18, 2000, via the Company's internal website and bulletin boards. The severance programs being used follow the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local requirements.

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

                                                                  Plan
                                         Activity    Current    Inception
                             Initial      Through    Quarter     Through
(Millions)                  Provision   Dec.31,2000  Activity   June 30,2001   Balance
---------------------       ---------   -----------  --------   ------------   -------
 Employee-related expenses
  Severance payments          $146        $  -         $ 12         $ 15        $131
  Other benefits                67           -            2            2          65
Asset impairments
  Prop., plant, & equip.       120         120            -          120           -
Contractual obligations
  and other                     27           -            -            -          27
                              ----        ----         ----         ----        ----
Total                         $360        $120         $ 14         $137        $223
                              ====        ====         ====         ====        ====

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the facility closures and employee reductions follow.

                                                                  Plan
                                              Current           Inception
                                Initial       Quarter            Through
                                 Plan        Activity         June 30, 2001
                                -------      --------       ------------------
  Facility Closures
      Factories                      8             -                   -

      Distribution Centers          13             -                   -

  Employee reductions            2,700           304                 519

Share Repurchase Program
------------------------
The Company has an ongoing share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2000, the Company repurchased 94 million shares in the open market for $4,084 million. There were no repurchases in the first six months of 2001.

In 2001, the Company continued to sell equity put options as an enhancement to the repurchase program and collected $1 million and $5 million in premiums during the three months and six months ended June 30, 2001, respectively. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares.

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

At June 30, 2001, the outstanding put options had strike prices which were greater than the closing price for Gillette common stock on June 30, 2001. Those options were therefore "in the money." Although the options are not excercisable until a future date, the "in the money" obligation at June 30, 2001, was $12 million.

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and assets for each of the Company's business segments are set forth below. There are no material intersegment revenues. A new "Oral Care" segment has replaced the previous "Oral-B Products" segment. Oral Care contains all manual oral care products previously included under Oral-B Products, plus Braun Oral-B power oral care products previously included in the "Braun" segment. The new Braun segment contains all remaining Braun products: male and female hair removal; household and hair care appliances; and personal diagnostic devices, including ear thermometers and blood pressure monitors. Prior-year figures have been adjusted to reflect the change.

                                                     Net Sales
                                    --------------------------------------------
                                     Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------      -------------------
(Millions)                            2001        2000         2001        2000
                                     ------      ------       ------      ------
Blades & Razors                      $  860      $  884       $1,583      $1,597
Toiletries                              222         236          406         461
Duracell                                519         584          916       1,046
Oral Care                               284         270          551         529
Braun                                   233         248          425         478
                                     ------      ------       ------      ------
   Total                             $2,118      $2,222       $3,881      $4,111
                                     ======      ======       ======      ======

                                               Profit from Operations
                                    --------------------------------------------
                                    Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------      -------------------
(Millions)                             2001        2000         2001        2000
                                     ------      ------       ------      ------
Blades & Razors                      $  272      $  316       $  503      $  584
Toiletries                               12          25           20          59
Duracell                                 40          98           78         172
Oral Care                                45          45           95          99
Braun                                    24          22           40          45
                                     ------      ------       ------      ------
Subtotal Reportable Segments            393         506          736         959
All Other                               (18)         (7)         (42)        (18)
                                     ------      ------       ------      ------
   Total                             $  375      $  499       $  694      $  941
                                     ======      ======       ======      ======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       Identifiable Assets
                                 ---------------------------------------------------------------
                                 Jun 30,    Mar 31,    Dec 31,    Jun 30    Mar 31,    Dec 31,
(Millions)                        2001       2001       2000       2000      2000       1999
                                 -------    -------    -------    ------    -------    -------
Blades & Razors                 $ 3,182    $ 3,214    $ 3,740    $ 3,596    $ 3,541    $ 3,532

Toiletries                          530        541        538        647        652        696

Duracell                          2,988      2,969      3,304      3,212      3,086      3,310

Oral Care                           938        962        901        927        930      1,075

Braun                             1,010        987      1,078      1,248      1,210      1,190
                                -------    --------   -------    -------    -------     ------
Subtotal Reportable Segments      8,648      8,673      9,561      9,630      9,419      9,803

All Other                           943        971        652        688        673        809

Discontinued Operations              44         54        189        843      1,090      1,174
                                -------    -------    -------    -------    -------    -------

  Total                         $ 9,635    $ 9,698    $10,402    $11,161    $11,182    $11,786
                                =======    =======    =======    =======    =======    =======


                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        COMPUTATION OF INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                   June 30                  June 30
                                             ------------------       ------------------
                                                2001      2000           2001      2000
                                                ----      ----           ----      ----
Income from Continuing Operations.......      $  232    $  296         $  414    $  556
Less:  Preferred stock dividends .......           -         -              -         1
                                              ------    ------         ------    ------
Income from Continuing Operations, basic      $  232    $  296         $  414    $  555
Effect of dilutive securities:
    Convertible preferred stock ........           -         -              -         1
                                              ------    ------         ------    ------
Income from Continuing Operations,
    assuming full dilution .............      $  232    $  296         $  414    $  556
                                              ======    ======         ======    ======


Common shares, basic ...................       1,055     1,050          1,054     1,054
Effect of dilutive securities:
    Convertible preferred stock ........           -         -              -         6
    Stock options ......................           2         8              4         7
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,057     1,058          1,058     1,067
                                              ======    ======         ======    ======

Income from Continuing Operations
    per Common Share:

  Basic ................................      $  .22    $  .28         $  .39    $  .53
                                              ======    ======         ======    ======

  Assuming full dilution ...............      $  .22    $  .28         $  .39    $  .52
                                              ======    ======         ======    ======

At June 30, 2001 and 2000, 48 million and 34 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

Second Quarter 2001 versus 2000
------------------------------
Total Company: Sales for the quarter ended June 30, 2001, were $2.12 billion, a decline of 5% versus the same quarter of the prior year. Unfavorable foreign exchange, most notably in Europe, reduced net sales by 4%. Excluding the adverse effects of exchange, sales decreased 1%, attributable to unfavorable volume/mix of 2%, partially offset by favorable pricing of 1%.

A new "Oral Care" segment has replaced the previous "Oral-B Products" segment. Oral Care contains all manual oral care products previously included under Oral-B Products, plus Braun Oral-B power oral care products previously included in the "Braun" segment. The new Braun segment contains the remaining Braun products: male and female hair removal; household and hair care appliances; and personal diagnostic devices, including ear thermometers and blood pressure monitors. Prior-year figures have been adjusted to reflect the change.

Blades and Razors: Sales of blades and razors declined 3%, while profits were down 14%, compared with the second quarter of last year. Without the adverse effect of exchange, primarily in Europe, sales grew 2%. Strong shipments of the new Gillette for Women Venus shaving system partially offset the lower volumes that resulted from the program to reduce trade inventory of blades. Significantly increased marketing support and higher administrative costs reduced second-quarter profits.

Toiletries: Toiletries sales were 6% below those of 2000, but would have been 3% below last year's level without the effect of unfavorable exchange. Sales declines were primarily in shave preps, where there was particularly intense competition in the mid-priced segment. Toiletries profit from operations declined 52%, due to the lower volumes and higher advertising.

Duracell: Sales of Duracell for the quarter decreased 11% versus those of a year ago. Excluding the effects of exchange, sales were 8% lower than in the prior year. Sales were curbed by corrections to trade inventory levels and some share declines. The revenue decline also reflected a change in mix, as the proportion of CopperTop battery sales increased versus those of the premium Duracell Ultra. The new CopperTop battery, which replaces the former Copper & Black design, was introduced in the United States in June, backed by heavy advertising. The lower sales, together with increased marketing investment, resulted in profit from operations 59% below that of a year ago.

Oral Care: Oral Care sales were 5% above those of 2000, but would have been 11% above last year's level without the impact of unfavorable exchange, largely due to strong gains in power oral care products. Profit from operations was unchanged from a year ago at $45 million, as higher sales and improved mix were offset by higher marketing expenses.

Braun: Sales of Braun were 6% below those of the previous year. The unfavorable impact of exchange was significant, with both the Euro and the Yen affecting reported sales. Excluding exchange, Braun sales were even with those of the prior year. Braun continued to post strong electric shaver performance, offset by reduced product offerings within non-shaving categories. Higher gross margin, combined with lower sales promotion spending, resulted in a 9% improvement in profit from operations versus the prior year.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months 2001 versus 2000
------------------------------
Total Company: Sales for the six months ended June 30, 2001, were $3.88 billion, a decline of 6% versus the same period last year. Unfavorable foreign exchange, most notably in Europe, reduced net sales by 5%. Excluding the adverse effects of exchange, sales decreased 1%, attributable to unfavorable volume/mix of 2%, partially offset by favorable pricing of 1%.

Blades and Razors: Sales of blades and razors declined 1%, while profits were down 14%, compared with the first six months of last year. Without the adverse effect of exchange, primarily in Europe, sales grew 4%. Strong shipments of the new Gillette for Women Venus shaving system partially offset the lower volumes that resulted from the program to reduce trade inventories. Significantly increased marketing support and higher administrative costs reduced profits.

Toiletries: Toiletries sales were 12% below those of 2000, but would have been 5% below last year's level without the effects of unfavorable exchange and the divestiture of White Rain hair care products. Sales declines were primarily in shave preps. Toiletries profit from operations declined 66%, due to the lower volumes and higher advertising.

Duracell: Sales of Duracell for the six months decreased 12% versus those of a year ago. Excluding the adverse effects of exchange, sales were 9% lower than in the prior year. Sales were curbed by corrections to trade inventory levels and some share declines. The revenue decline also reflected a change in mix, as the proportion of CopperTop battery sales increased versus those of the premium Duracell Ultra. The new CopperTop battery, which replaces the former Copper & Black design, was introduced in the United States in June, backed by heavy advertising. The lower sales, together with increased marketing investment, resulted in profit from operations 55% below that of a year ago.

Oral Care: Oral Care sales were 4% above those of 2000, but would have been 10% above last year's level without the impact of unfavorable exchange. Strong gains in power oral care products were somewhat offset by lower sales of manual oral care products. Manual oral care sales were adversely affected by category contraction in North America and Europe, due to the increasing incidence of power products, particularly battery entrants. Profit from operations was 5% below that of the prior year, due to increased advertising support and higher overhead expenses.

Braun: Sales of Braun were 11% below those of the previous year. The unfavorable impact of exchange was significant, with both the Euro and the Yen affecting reported sales. Excluding exchange, Braun sales were 5% below those of the prior year. These results reflected the unmatched 2000 pipeline shipments of the Braun Syncro system, which was launched last year in key European geographies, as well as reduced product offerings within non-shaving categories. The lower sales resulted in a 12% decline in profit from operations versus the prior year.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Costs and Expenses
------------------
Gross profit for the six months ended June 30, 2001, was $2.49 billion, a decrease of 3% versus 2000. Gross profit as a percentage of sales was 64.1%, compared with 62.6% in 2000. Blades and razors, Braun and Oral Care showed improved gross profit margin, reflecting manufacturing efficiencies and favorable product mix. Duracell gross profit margin declined, due to lower production volumes and a higher proportion of lower margin CopperTop battery sales.

Selling, general and administrative expenses increased by $158 million, or 10%, reflecting higher administrative and marketing expenses. Combined advertising and sales promotion expenses grew 6%, with advertising up 23% and sales promotion declining 1% versus last year. Other marketing and administrative expenses were 12% above those of the prior year.

Profit from operations was $694 million, down 26%, versus $941 million a year earlier.

Net interest expense was lower, due to reduced borrowing, and net exchange losses were higher, due to the Turkish devaluation. The effective tax rate was lower.

Income from continuing operations of $414 million was 26% below the $556 million in 2000. Diluted net income per common share from continuing operations of $.39 was 25% below the $.52 of 2000.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Restructuring and Asset Impairments
-----------------------------------
On December 18, 2000, the Company announced a restructuring program and impaired certain intangible assets. This resulted in a fourth-quarter charge to operations of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted). The charge for the impaired intangible assets was $212 million and was recorded in the fourth quarter of 2000. The charge for the restructuring program was $360 million, and activity under the program will continue throughout 2001.

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

The amount of fixed asset impairment is approximately $125 million for the restructuring and closure of factories and distribution centers, as well as the write-off of manufacturing, distribution and office equipment assets. Until the affected facilities cease operations, revenue-generating activities will continue. Buildings that are owned will be sold, and equipment will be either sold or disposed of. The extent of the impairment was based on discounted cash flow analyses for the operating period up until closure and included an estimate of residual value.

Additional  details  are  provided  in  the  Notes  to  Consolidated   Financial
Statements.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the six months ended June 30, 2001, amounted to $672 million, compared with $526 million in the same period last year. Accounts receivable were a significant source of cash and a greater source than in 2000, due to lower days sales outstanding, compared with the prior year. Inventories were higher than year-end 2000, as expected, given the seasonality of the Company's product lines. Movement in accounts payable and accrued liabilities compared favorably with the same six month period of the prior year.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at June 30, 2001, amounted to $4.06 billion, compared with $4.45 billion at year-end 2000. Net debt was decreased by the net cash provided from operating activities. The Company's current ratio at June 30, 2001, was .82, compared with .86 at December 31, 2000. Despite decreases in total debt, a greater proportion of debt was classified as current at June 30, 2001.

The change in foreign currency translation adjustment through June 30, 2001, was a loss of $79 million, with Europe and Brazil being the largest components. Losses for the six months ended June 30, 2000, were $124 million, with the United Kingdom accounting for $74 million of the loss.

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

                                     PAGE 20
                           PART II. OTHER INFORMATION


Item 5. Other Information

Cautionary Statement
--------------------
Certain statements that the Company may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, the Company's strategy for growth, product development and new product launches, market position and expenditures. Forward-looking statements are based on current expectations of future events, but actual results could vary materially from the Company's expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company assumes no obligation to update any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below:

- the pattern of the Company's sales, including variations in sales volume within periods;
- the acceptance by the Company's customers and consumers of new products and line extensions;
- the mix of products sold;
- the Company's ability to control its internal costs and the cost of raw materials;
- the prices of the Company's products and the response of the Company, its customers and competitors to changes in prices;
- technological   advances  by  the  Company  and/or  its competitors;
- new patents  granted to the Company  and/or its  competitors;
- changes in exchange rates in one or more of the Company's  geographic markets;
- the ability of the Company to successfully harmonize pricing in Europe with the introduction of the Euro;
- changes in accounting policies;
- the impact of general economic conditions in the United States and in other countries in which the Company currently does business; or
- the Company's ability to limit trade inventory to reasonable levels consistent with consumer consumption.

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

Changes in Technology and New Product Introductions
---------------------------------------------------
In most product categories in which the Company competes, there are continuous technological changes and frequent introductions of new products and line extensions. The Company's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, the Company's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. The Company cannot be certain that it will successfully achieve these goals. In addition, the introduction of new technology by the Company's competitors could substantially impact the Company's competitive position. With respect specifically to primary alkaline batteries, category growth could be adversely affected by the following factors:

- technological or design changes in portable electronic and other devices that use batteries as a power source;
- continued  improvement  in the service life of primary  batteries;
- improvements in rechargeable battery technology;  and
- the development of new battery technologies.

                                     PAGE 21
                           PART II. OTHER INFORMATION



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

Retail Environment
------------------
With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, the Company is increasingly dependent upon key retailers whose bargaining strength and share of the Company's business is growing. Accordingly, the Company faces greater pressure from retail trade customers to provide more favorable trade terms. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of the Company's customers, particularly the Company's high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and change inventory delivery systems. While the Company expects the level of trade inventory of its products to decline over time, the speed and magnitude of such reductions and/or the inability of the Company to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

                                     PAGE 22
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits

Exhibit 10   Material Contracts

(a)  The Gillette Company 1971 Stock Option Plan, as amended, filed herewith.



Item 6(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 11, 2001, referring to a press release announcing that the Company provided reclassified consolidated statements of income for the years 1999 and 2000. The income statements reflect accounting changes following EITF 00-14, a new Oral Care business segment, a simplified overhead allocation methodology and an accounting reclassification, all of which took effect on January 1, 2001, with no impact on consolidated profit from operations, net income or earnings per share.

The Company also filed a current report on form 8K dated July 23, 2001, containing three exhibits: the Underwriting Agreement, the Form of Terms Agreement and the Company's announcement, related to the resale to the public of 40,895,000 shares of Gillette common stock owned by partnerships associated with Kohlberg Kravis Roberts & Co., L.P.

                                     PAGE 23
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)






/s/ CLAUDIO E. RUBEN

Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

August 8, 2001