Form 10-Q
period 2001-09-30
GILLETTE CO
filed 2001-11-06
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 2001           Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding October 31, 2001  . . . . . . . . . . . . . . . 1,055,329,549

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30              September 30
                                                       ------------------        ----------------
                                                          2001       2000         2001       2000
                                                          ----       ----         ----       ----
Net Sales ..........................................   $ 2,362    $ 2,308      $ 6,243    $ 6,419
Cost of Sales ......................................       922        871        2,317      2,407
                                                       -------    -------      -------    -------
  Gross Profit .....................................     1,440      1,437        3,926      4,012


Selling, General and Administrative Expenses .......       967        862        2,759      2,496
                                                       -------    -------      -------    -------
  Profit from Operations ...........................       473        575        1,167      1,516

Nonoperating Charges (Income):
  Interest income ..................................        (1)        (2)          (3)        (5)
  Interest expense .................................        34         61          119        166
  Exchange .........................................         6         (9)          13         (5)
  Other charges - net ..............................         5          1            9          3
                                                       -------    -------      -------    -------
                                                            44         51          138        159
                                                       -------    -------      -------    -------
Income from Continuing Operations before Income Taxes      429        524        1,029      1,357

Income Taxes .......................................       133        174          319        451
                                                       -------     ------      -------    -------
Income from Continuing Operations ..................       296        350          710        906

Loss from Discontinued Operations, net of tax               -           -            -       (429)
                                                       -------    -------      -------    -------
  Net Income .......................................   $   296    $   350      $   710    $   477
                                                       =======    =======      =======    =======

Net Income (Loss) per Common Share, basic
  Continuing Operations ............................   $   .28    $   .33      $   .67    $   .86

  Discontinued Operations ..........................         -          -            -       (.41)
                                                       -------    -------      -------    -------
  Net Income .......................................   $   .28    $   .33      $   .67    $   .45
                                                       =======    =======      =======    =======
Net Income (Loss) per Common Share,
assuming full dilution

  Continuing Operations ............................   $   .28    $   .33      $   .67    $   .85

  Discontinued Operations ..........................         -          -            -       (.40)
                                                       -------    -------      -------    -------
  Net Income .......................................   $   .28    $   .33      $   .67    $   .45
                                                       =======    =======      =======    =======

Dividends per Common Share
  Declared .........................................   $ .1625    $ .1625      $ .3250    $ .3250
  Paid .............................................   $ .1625    $ .1625      $ .4875    $ .4725

Weighted average number of common shares outstanding
  Basic ............................................     1,055      1,053        1,055      1,054
  Assuming full dilution ...........................     1,058      1,058        1,058      1,064

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                     September 30,  December 31,  September 30,
                                                         2001           2000          2000
                                                     ------------   ------------  ------------
                                                      (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $    68      $    62       $    84
  Trade receivables, less allowances 2001, $62;
    Dec. 2000, $81; September 2000, $55 ..............     1,499        2,128         1,781
  Other receivables ..................................       304          378           303
  Inventories:
     Raw materials and supplies ......................       145          153           153
     Work in process .................................       215          194           246
     Finished goods ..................................       954          815           992
                                                         -------      -------       -------
       Total Inventories .............................     1,314        1,162         1,391
                                                         -------      -------       -------

  Deferred income taxes ..............................       578          566           382
  Other current assets ...............................       200          197           353
  Net assets of discontinued operations...............        28          189           781
                                                         -------      -------       -------
       Total Current Assets ..........................     3,991        4,682         5,075
                                                         -------      -------       -------

Property, Plant and Equipment, at cost ...............     5,991        5,866         5,903
Less accumulated depreciation ........................     2,454        2,316         2,399
                                                         -------      -------       -------
       Net Property, Plant and Equipment .............     3,537        3,550         3,504
                                                         -------      -------       -------

Intangible Assets, less accumulated amortization .....     1,531        1,574         1,821

Other Assets .........................................       618          596           669
                                                         -------      -------       -------

                                                         $ 9,677      $10,402       $11,069
                                                         =======      =======       =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                     September 30,  December 31,  September 30,
                                                         2001          2000           2000
                                                     ------------   ------------  ------------
                                                      (Unaudited)                 (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,808       $  2,195      $  1,653
  Current portion of long-term debt ................        565            631           560
  Accounts payable .................................        353            402           350
  Accrued liabilities ..............................      1,306          1,773         1,420
  Dividends payable ................................          -            171             -
  Income taxes .....................................        416            299           296
                                                       --------       --------      --------
     Total Current Liabilities .....................      4,448          5,471         4,279
                                                       --------       --------      --------

Long-Term Debt .....................................      1,669          1,650         3,031
Deferred Income Taxes ..............................        449            450           461
Other Long-Term Liabilities ........................        715            767           760
Minority Interest ..................................         44             41            40

Contingent Redemption Value of Common Stock
  Put Options ......................................         99             99           123

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 2001, 1,367 shares; September and
      Dec. 2000, 1,365 shares ......................      1,367          1,365         1,365
  Additional paid-in capital .......................      1,013            973           928
  Earnings reinvested in the business ..............      6,220          5,853         6,281
  Accumulated other comprehensive income ...........     (1,382)        (1,314)       (1,246)
  Treasury stock, at cost: 2001, 312 shares;
    September and Dec. 2000, 312 shares ............     (4,965)        (4,953)       (4,953)
                                                       --------       --------      --------
          Total Stockholders' Equity ...............      2,253          1,924         2,375
                                                       --------       --------      --------
                                                       $  9,677       $ 10,402      $ 11,069
                                                       ========       ========      ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30
                                                            ------------------
                                                            2001         2000
                                                            ----         ----
Operating Activities

    Income from continuing operations                      $ 710        $ 906
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         359          355
      Other ........................................          (9)           -
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         637          299
        Inventories ................................        (183)         (54)
        Accounts payable and accrued liabilities ...        (235)        (386)
        Other working capital items ................         (39)          34
        Other noncurrent assets and liabilities ....         (60)        (115)
                                                           -----        -----
          Net cash provided by operating activities        1,180        1,039
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (449)        (563)
    Disposals of property, plant and equipment .....          84           65
    Other ..........................................           1           15
                                                           -----        -----
          Net cash used in investing activities ....        (364)        (483)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................         (12)        (944)
    Proceeds from sale of put options ..............           8           17
    Proceeds from exercise of stock option and
         purchase plans ............................          33           21
    Proceeds from long-term debt ...................         200          492
    Repayment of long-term debt ....................        (256)         (56)
    Increase (Decrease) in loans payable ...........        (372)         210
    Dividends paid .................................        (514)        (500)
    Settlements of debt-related derivative contracts           6          138
                                                           -----        -----
          Net cash used in financing activities ....        (907)        (622)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............          (2)          (5)
Net Cash Provided by Discontinued Operations........          99           75
                                                           -----        -----
Increase in Cash and Cash Equivalents ..............           6            4
Cash and Cash Equivalents at Beginning of Year .....          62           80
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter ........       $  68        $  84
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $ 135        $ 190
    Income taxes ...................................       $ 153        $ 351


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended    Nine Months Ended
                                            September 30         September 30
                                         ------------------    ----------------
                                           2001        2000      2001      2000
                                           ----        ----      ----      ----

Net Income                                $ 296       $ 350     $ 710     $ 477

  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation               21         (61)      (58)     (185)
  Cash Flow Hedges                           (3)          -       (10)        -
                                           ----        ----      ----      ----

Comprehensive Income                      $ 314       $ 289     $ 642     $ 292
                                           ====        ====      ====      ====


Foreign currency translation is after favorable (unfavorable) tax effects for three months of $22 million and $(62) million in 2001 and 2000, respectively, and for nine months of $(60) million and $(94) million in 2001 and 2000, respectively.

Accumulated Other Comprehensive Income

--------------------------------------
The accumulated balances for the components of Other Comprehensive Income are:

                                                                      Accumulated
                              Foreign                                    Other
                              Currency      Pension     Cash Flow    Comprehensive
                             Translation   Adjustment     Hedges        Income
                             -----------   ----------   -----------  -------------

Balance December 31, 1999     $(1,031)       $ (30)       $   -        $(1,061)
Change in period                 ( 13)           -            -            (13)
                                ------       ------       ------        -------
Balance March 31, 2000        $(1,044)       $ (30)       $   -        $(1,074)
Change in period                 (111)           -            -           (111)
                                ------       ------       ------        -------
Balance June 30, 2000         $(1,155)       $ (30)       $   -        $(1,185)
Change in period                  (61)           -            -            (61)
                                ------       ------       ------        -------
Balance September 30, 2000    $(1,216)       $ (30)       $   -        $(1,246)
                                ======       ======       ======        =======

Balance December 31, 2000     $(1,280)       $ (34)       $   -        $(1,314)
Change in period                  (43)           -           (5)           (48)
                                ------       ------       ------        -------
Balance March 31, 2001        $(1,323)       $ (34)       $  (5)       $(1,362)
Change in period                  (36)           -           (2)           (38)
                                ------       ------       ------        -------
Balance June 30, 2001         $(1,359)       $ (34)       $  (7)       $(1,400)
Change in period                   21            -           (3)            18
                                ------       ------       ------        -------
Balance September 30, 2001    $(1,338)       $ (34)       $ (10)       $(1,382)
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

Shipping and handling costs of $44 million in 2001 and $40 million in 2000 for the quarter ended September 30, and $117 million in 2001 and $114 million in 2000 for the nine months ended September 30, are included in selling, general and administrative expenses, consistent with ongoing practice.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Prior-year financial statements have been reclassified to conform to the 2001 presentations.

Accounting Pronouncements
-------------------------
In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. The Company adopted the consensus in the first quarter of 2001. The adoption of EITF 00-14 resulted in the following reclassifications in the third quarter 2000 income statement: net sales were reduced by $13 million; cost of sales was increased by $10 million; and selling, general and administrative expenses were decreased by $23 million. For the nine months in 2000, net sales were reduced by $58 million; cost of sales was increased by $32 million; and selling, general and administrative expenses were decreased by $90 million. The reclassifications had no impact on profit from operations, net income or earnings per share.

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

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued. The Company is required to adopt the provisions of SFAS 142 effective January 1, 2002. SFAS 142 will require that goodwill no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Unamortized goodwill at September 30, 2001, was $865 million. Annual amortization expense related to goodwill was $29 million in 2000 and is estimated at approximately $28 million for 2001. The Company is still evaluating whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

The Company uses derivative contracts to efficiently structure its debt in the desired currencies and mix of fixed to floating interest rates. Forward contracts effectively convert U.S. dollar commercial paper borrowings into non-U.S. dollar obligations, primarily in currencies with low interest rates. These forward contracts, along with certain direct non-U.S. dollar borrowings, are designated as hedges of the currency changes on the Company's foreign net investments. Currency effects of the net investment hedges are reflected as a component of foreign currency translation adjustments in accumulated other comprehensive income and produced a $14 million aftertax loss and a $47 million aftertax gain for the quarter and nine months ended September 30, 2001, respectively. Interest effects of these hedges are reported in interest expense.

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

The forward rate agreements are designated as cash flow hedges, effectively fixing certain variable interest payments. Aftertax net losses of $3 million and $7 million ($5 million and $11 million pretax), were deferred in other comprehensive income during the quarter and nine months ended September 30, 2001, respectively. All deferred amounts will be reclassified into interest expense over the next 15 months in the period during which the hedged variable interest payments are recognized. Ineffective amounts had no impact on earnings for the quarter and nine months ended September 30, 2001.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company also enters into commodity swaps to fix the price of certain forecasted purchases of raw material used in the manufacturing process. These swaps are designated as cash flow hedges. Changes in fair values are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Total aftertax losses deferred in other comprehensive income during the quarter and nine months ended September 30, 2001, including the cumulative effect change in accounting principle upon adoption of SFAS 133, was $1 million and $5 million ($2 million and $8 million pretax), respectively. All deferred amounts will be reclassified into earnings over the next 18 months. Ineffective amounts had no impact on earnings for the quarter and nine months ended September 30, 2001.

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

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses. Third-quarter and nine-month 2000 advertising has been reduced by $13 million and $56 million, respectively, compared with the figures reported last year, as a result of EITF 00-14, as explained in the Accounting Pronouncements note.

                              Three Months Ended      Nine Months Ended
                                 September 30            September 30
                              ------------------      ------------------
                                2001       2000         2001       2000
                               ------     ------       ------     ------

Net Sales ................      $2,362    $2,308      $6,243     $6,419
Advertising ..............         160       146         422        360
   % of Net Sales ........         6.7%      6.3%        6.8%       5.6%

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

                                                                   Plan
                                         Activity    Current     Inception
                             Initial      Through    Quarter      Through
(Millions)                  Provision   Dec.31,2000  Activity   Sept.30,2001   Balance
---------------------       ---------   -----------  --------   ------------   -------
Employee-related expenses
  Severance payments          $146        $  -         $ 34         $ 49        $ 97
  Other benefits                67           -            7            9          58
Asset impairments
  Prop., plant, & equip.       120         120            -          120           -
Contractual obligations
  and other                     27           -            -            -          27
                              ----        ----         ----         ----        ----
Total                         $360        $120         $ 41         $178        $182
                              ====        ====         ====         ====        ====

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the facility closures and employee reductions follow.

                                                                  Plan
                                              Current           Inception
                                Initial       Quarter            Through
                                 Plan        Activity       September 30, 2001
                                -------      --------       ------------------
  Facility Closures
      Factories                      8             2                   2

      Distribution Centers          13             7                   7

  Employee reductions            2,700           769               1,288

Share Repurchase Program
------------------------
The Company has a share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2000, the Company repurchased 94 million shares in the open market for $4,084 million. There were no repurchases in the first six months of 2001. In the third quarter of 2001, the Company repurchased 400 thousand shares for $12 million.

In 2001, the Company continued to sell equity put options as an enhancement to the repurchase program and collected $3 million and $8 million in premiums during the three months and nine months ended September 30, 2001, respectively. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares.

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

At September 30, 2001, the outstanding put options had strike prices which were greater than the closing price for Gillette common stock on September 30, 2001. Those options were therefore "in the money." Although the options are not excercisable until a future date, the "in the money" obligation at September 30, 2001, was $9 million.

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit from operations and assets for each of the Company's business segments are set forth below. There are no material intersegment revenues. Effective January 1, 2001, a new "Oral Care" segment has replaced the previous "Oral-B Products" segment. Oral Care contains all manual oral care products previously included under Oral-B Products, plus Braun Oral-B power oral care products previously included in the "Braun" segment. The new Braun segment contains all remaining Braun products: male and female hair removal; household and hair care appliances; and personal diagnostic devices, including ear thermometers and blood pressure monitors. Prior-year figures have been adjusted to reflect the change.

                                                     Net Sales
                                    --------------------------------------------
                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                    -------------------      -------------------
(Millions)                            2001        2000         2001        2000
                                     ------      ------       ------      ------
Blades & Razors                      $  915      $  855       $2,498      $2,452
Toiletries                              237         251          643         712
Duracell                                622         613        1,538       1,659
Oral Care                               328         306          879         835
Braun                                   260         283          685         761
                                     ------      ------       ------      ------
   Total                             $2,362      $2,308       $6,243      $6,419
                                     ======      ======       ======      ======

                                               Profit from Operations
                                    --------------------------------------------
                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    -------------------      -------------------
(Millions)                             2001        2000         2001        2000
                                     ------      ------       ------      ------
Blades & Razors                      $  332      $  343       $  835      $  927
Toiletries                               28          30           48          89
Duracell                                 56         124          134         296
Oral Care                                68          65          163         164
Braun                                    25          26           65          71
                                     ------      ------       ------      ------
Subtotal Reportable Segments            509         588        1,245       1,547
All Other                               (36)        (13)         (78)        (31)
                                     ------      ------       ------      ------
   Total                             $  473      $  575       $1,167      $1,516
                                     ======      ======       ======      ======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       Identifiable Assets
                                 ---------------------------------------------------------------
                                 Sept 30,   June 30,   Dec 31,    Sept 30,   June 30,   Dec 31,
(Millions)                         2001       2001       2000       2000       2000       1999
                                 -------    -------    -------    -------    -------    -------
Blades & Razors                 $ 3,120    $ 3,182    $ 3,740    $ 3,563    $ 3,596    $ 3,532

Toiletries                          520        530        538        639        647        696

Duracell                          3,102      2,988      3,304      3,145      3,212      3,310

Oral Care                           948        938        901        896        927      1,075

Braun                             1,032      1,010      1,078      1,239      1,248      1,190
                                -------    --------   -------    -------    -------     ------
Subtotal Reportable Segments      8,722      8,648      9,561      9,482      9,630      9,803

All Other                           927        943        652        806        688        809

Discontinued Operations              28         44        189        781        843      1,174
                                -------    -------    -------    -------    -------    -------

  Total                         $ 9,677    $ 9,635    $10,402    $11,069    $11,161    $11,786
                                =======    =======    =======    =======    =======    =======


                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        COMPUTATION OF INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
                      (Millions, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended        Nine Months Ended
                                                September 30              September 30
                                             ------------------       ------------------
                                                2001      2000           2001      2000
                                                ----      ----           ----      ----
Income from Continuing Operations.......      $  296    $  350         $  710    $  906
Less:  Preferred stock dividends .......           -         -              -         1
                                              ------    ------         ------    ------
Income from Continuing Operations, basic      $  296    $  350         $  710    $  905
Effect of dilutive securities:
    Convertible preferred stock ........           -         -              -         2
                                              ------    ------         ------    ------
Income from Continuing Operations,
    assuming full dilution .............      $  296    $  350         $  710    $  907
                                              ======    ======         ======    ======


Common shares, basic ...................       1,055     1,053          1,055     1,054
Effect of dilutive securities:
    Convertible preferred stock ........           -         -              -         4
    Stock options ......................           3         5              3         6
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,058     1,058          1,058     1,064
                                              ======    ======         ======    ======

Income from Continuing Operations
    per Common Share:

  Basic ................................      $  .28    $  .33         $  .67    $  .86
                                              ======    ======         ======    ======

  Assuming full dilution ...............      $  .28    $  .33         $  .67    $  .85
                                              ======    ======         ======    ======

At September 30, 2001 and 2000, 47 million and 45 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because they were "out of the money" and their effects would have been antidilutive.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

Third Quarter 2001 versus 2000
------------------------------
Total Company: Sales for the quarter ended September 30, 2001, were $2.36 billion, an increase of 2% versus the same quarter of the prior year. Unfavorable foreign exchange, most notably in Latin America and Asia-Pacific, reduced net sales by 3%. Excluding the adverse effects of exchange, sales increased 5%, attributable to favorable volume/mix of 4% and pricing of 1%.

Blades and Razors: Sales of blades and razors increased 7%, while profits were down 4%, compared with the third quarter of last year. Without the adverse effect of exchange, sales grew 10%. Strong shipments of the new Gillette for Women Venus shaving system and the Mach3 system offset the lower volumes that resulted from the program to reduce trade inventory of blades. Significantly increased marketing support and higher administrative costs reduced third-quarter profits.

Toiletries: Toiletries sales were 5% below those of 2000, due to a combination of adverse exchange, which accounted for 2%, weakness in U.S. shave preps and poor performance in female deodorants in the U.K. and U.S. Toiletries profit from operations declined 6%, due to the lower volumes.

Duracell: Sales of Duracell for the quarter increased 1% versus those of a year ago. Excluding the effects of exchange, sales were 3% higher than in the prior year. The sales gain was largely attributable to the strong performance of the new CopperTop battery, which replaced the former Copper & Black design and was introduced in the U.S. in June. Increased marketing investment and higher overhead costs resulted in profit from operations 55% below that of a year ago.

Oral Care: Effective January 1, 2001, the Oral Care and Braun segments were redefined, as described in the Business Segment Note. Prior-year figures have been reclassified to reflect the change. Oral Care sales were 7% above those of 2000, but would have been 10% above last year's level without the impact of unfavorable exchange, due to strong gains in power oral care products, including the rollout of the new battery-powered toothbrush in the U.S. and Europe. Profit from operations was 6% above that of a year ago, following sales.

Braun: Sales of Braun were 8% below those of the previous year. Excluding exchange, Braun sales were 5% below those of the prior year. Other factors affecting sales were lower sales in noncore categories, as well as unmatched pipeline sales for the Braun Syncro electric shaver in the U.S. from third-quarter 2000. Lower sales promotion and overhead expense spending resulted in a slight profit margin improvement, from 9.3% to 9.8%, and profit from operations 3% lower than the prior year.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Nine Months 2001 versus 2000
------------------------------
Total Company: Sales for the nine months ended September 30, 2001, were $6.24 billion, a decline of 3% versus the same period last year. Unfavorable foreign exchange, most notably in Europe and Asia-Pacific, reduced net sales by 4%. Excluding the adverse effect of exchange, sales increased 1%, attributable to favorable pricing. Volume/mix had no impact on nine-month results, despite the ongoing program to destock trade inventory.

Blades and Razors: Sales of blades and razors increased 2%, while profits were down 10%, compared with the first nine months of last year. Without the adverse effect of exchange, sales grew 6%. Strong shipments of the new Gillette for Women Venus shaving system and the Mach3 system offset the lower volumes that resulted from the program to reduce trade inventories. Significantly increased marketing support and higher administrative costs reduced profits.

Toiletries: Toiletries sales were 10% below those of 2000, but would have been 4% below last year's level without the effect of unfavorable exchange and the divestiture of White Rain hair care products. Sales declines were primarily in shave preps. Toiletries profit from operations declined 46%, due to the lower volumes and higher advertising.

Duracell: Sales of Duracell for the nine months decreased 7% from those of a year ago. Excluding the adverse effect of exchange, sales were 5% lower than in the prior year. Sales were curbed by corrections to trade inventory levels and some share declines. The revenue decline also reflected a change in mix, as the proportion of CopperTop battery sales increased versus those of the premium Duracell Ultra. The new CopperTop battery, which replaces the former Copper & Black design, was introduced in the U.S. in June, backed by a comprehensive advertising and promotional campaign. The lower sales, together with increased marketing investment, resulted in profit from operations 55% below that of a year ago.

Oral Care: Oral Care sales were 5% above those of 2000, but would have been 10% above last year's level without the impact of unfavorable exchange. Strong gains in power oral care products were somewhat offset by lower sales of manual oral care products. The new battery-powered toothbrush has started its rollout in the U.S. and Europe, and initial trade and consumer response has been encouraging. Profit from operations was in line with that of the prior year, due to increased advertising support and higher overhead expenses.

Braun: Sales of Braun were 10% below those of the previous year. The unfavorable impact of exchange was significant: excluding exchange, Braun sales were 5% below those of the prior year. These results reflected the unmatched 2000 pipeline shipments of the Braun Syncro system, which was launched last year in key European geographies, as well as reduced product offerings within non-shaving categories. The lower sales resulted in an 8% decline in profit from operations versus the prior year.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Costs and Expenses, Third Quarter 2001 versus 2000
--------------------------------------------------
Gross profit for the quarter ended September 30, 2001, was $1.44 billion, level with 2000. Gross profit as a percentage of sales was 61.0%, compared with 62.3% in 2000. Blades and razors showed lower gross profit margin due to a higher percentage of lower margin razor sales versus blades as a result of the successful launch of Venus and Cool Blue Mach3. Duracell gross profit margin declined, due to a higher proportion of lower margin CopperTop battery sales.

Selling, general and administrative expenses increased by $105 million, or 12%, reflecting higher administrative and marketing expenses. Advertising and sales promotion expenses each grew 9% versus last year. Other marketing and administrative expenses were 15% above those of the prior year.

Profit from operations was $473 million, down 18%, versus $575 million a year earlier.

Net interest expense was lower, due to lower interest rates and reduced borrowing, and net exchange losses were higher. The effective tax rate was lower.

Income from continuing operations of $296 million was 16% below the $350 million in 2000. Diluted net income per common share from continuing operations of $.28 was 15% below the $.33 of 2000.


Costs and Expenses, Nine Months 2001 versus 2000
--------------------------------------------------
Gross profit for the nine months ended September 30, 2001, was $3.93 billion, a decrease of 2% versus 2000. Gross profit as a percentage of sales was 62.9%, compared with 62.5% in 2000. Braun and Oral Care showed improved gross profit margin, reflecting manufacturing efficiencies and favorable product mix. Duracell gross profit margin declined, due to lower production volumes and a higher proportion of lower margin CopperTop battery sales.

Selling, general and administrative expenses increased by $263 million, or 11%, reflecting higher administrative and marketing expenses. Combined advertising and sales promotion expenses grew 8%, with advertising up 17% and sales promotion up 3% versus last year. Other marketing and administrative expenses were 13% above those of the prior year.

Profit from operations was $1.17 billion, down 23%, versus $1.52 billion a year earlier.

Net interest expense was lower, due to lower interest rates and reduced borrowing, and net exchange losses were higher, due to the Turkish devaluation. The effective tax rate was lower.

Income from continuing operations of $710 million was 22% below the $906 million in 2000. Diluted net income per common share from continuing operations of $.67 was 21% below the $.85 of 2000.

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

Specific program activities include consolidating management functions; reducing factory locations, in part through outsourcing production of low-volume noncore products; streamlining the supply chain via warehouse consolidation and other actions; and downsizing and centralizing corporate functions. Certain aspects of the program are being reassessed. This analysis will be completed in the fourth quarter and may result in changes to the plan. The net impact on the restructuring program is anticipated to be immaterial

The amount of fixed asset impairment is approximately $125 million for the restructuring and closure of factories and distribution centers, as well as the write-off of manufacturing, distribution and office equipment assets. Until the affected facilities cease operations, revenue-generating activities will continue. Buildings that are owned will be sold, and equipment will be either sold or disposed of. The extent of the impairment was based on discounted cash flow analyses for the operating period up until closure and included an estimate of residual value. Through October 31, 2001, three factories and eight distribution centers have closed.

Additional  details  are  provided  in  the  Notes  to  Consolidated   Financial
Statements.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------
Net cash provided by operating activities for the nine months ended September 30, 2001, amounted to $1.18 billion, compared with $1.04 billion in the same period last year. Accounts receivable were a significant source of cash and a greater source than in 2000, due to lower days sales outstanding, compared with the prior year. Inventories were higher than year-end 2000, as expected, given the seasonality of the Company's product lines, but were 6% below September 2000. Movement in accounts payable and accrued liabilities compared favorably with the same nine month period of the prior year.

Net debt (loans payable, current portion of long-term debt and long-term debt, net of associated swaps, less cash and cash equivalents) at September 30, 2001, amounted to $3.92 billion, compared with $4.45 billion at year-end 2000. Net debt was decreased by the net cash provided from operating activities. The Company's current ratio at September 30, 2001, was .90, compared with .86 at December 31, 2000, reflecting the decreased debt.

The change in foreign currency translation adjustment through September 30, 2001, was a loss of $58 million, with Brazil being the largest component. Losses for the nine months ended September 30, 2000, were $185 million, with the United Kingdom accounting for $106 million of the loss.

On September 26, 2001, the Company issued a $200 million U.S. denominated 5.25% Euro note due December 2006. The Company subsequently repurchased $75 million of the Euro note on October 12, 2001 and on October 18, 2001 reissued a $75 million floating rate Euro note due January 2003. The repurchase had no impact on earnings. The proceeds from the debt issuances were used to reduce commercial paper borrowing.

On October 16, 2001, the Company entered into a $1.65 billion, 364-day revolving bank credit agreement that replaces the $1.4 billion revolving bank credit agreement that expired in October 2001, and the $550 million revolving bank credit agreement that was due to expire December 2001.

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

                                     PAGE 20
                           PART II. OTHER INFORMATION


Changes in Technology and New Product Introductions
---------------------------------------------------
In most product categories in which the Company competes, there are continuous technological changes and frequent introductions of new products and line extensions. The Company's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, the Company's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. The Company cannot be certain that it will successfully achieve these goals. In addition, the introduction of new technology by the Company's competitors could substantially impact the Company's competitive position. With respect to primary alkaline batteries specifically, category growth could be adversely affected by the following factors:

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

                                     PAGE 21
                           PART II. OTHER INFORMATION


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

Effect of Terrorist Acts on our Business
----------------------------------------
The terrorist acts of September 11, 2001, the military response, the actual and perceived threat of further terrorist acts and future possible military and political actions have created an atmosphere of economic uncertainty in the United States and in foreign markets and our results may be impacted by the adverse macroeconomic effects of those events, especially if the conditions persist. Further, direct attacks or threats on or against our personnel and facilities around the world, our suppliers, customers and other elements of our supply chain and the infrastructures in which our facilities are located could significantly disrupt our business and its prospects, at least in the short term. While we have taken all prudent precautions against foreseeable threats, recent events have proven that the object of terrorist activities is inherently uncertain. Any of these occurrences may have a material adverse effect on our financial position, cash flow or profit from operations in any reporting period.

                                     PAGE 22
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits

Exhibit 3

(a) The Bylaws of The Gillette Company, as amended October 18, 2001, filed herewith.

Exhibit 10   Material Contracts

(a) Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed herewith.

(b) Termination Settlement Agreement and General Release, dated August 27, 2001, between The Gillette Company and Jorgen Wedel, filed herewith.



Item 6(b)  Reports on Form 8-K

The Company filed a current report on Form 8K dated July 23, 2001, containing three exhibits: the Underwriting Agreement, the Form of Terms Agreement and the Company's announcement, related to the resale to the public of 40,895,000 shares of Gillette common stock owned by partnerships associated with Kohlberg Kravis Roberts & Co., L.P.

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

November 6, 2001