Form 10-K
period 2001-12-31
GILLETTE CO
filed 2002-03-27
CIK 41499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 1-922

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec.)229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Gillette Common Stock held by nonaffiliates as of March 25, 2002, was approximately $32,270,000,000.*

     The number of shares of Gillette Common Stock outstanding as of March 25, 2002, was 1,056,345,436.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

                         DOCUMENTS                              10-K PARTS
                         ---------                              ----------
1. The Gillette Company 2001 Annual Report to Stockholders
   (the "2001 Annual Report")...............................  Parts I and II
2. The Gillette Company 2002 Proxy Statement (the "2002
   Proxy Statement")........................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Gillette Company manufactures and sells a wide variety of consumer products throughout the world. We have five principal business segments:

  Blades and Razors

     We are the world leader in blades and razors. We sell male systems under the Mach3, SensorExcel, Sensor, Atra, and Trac II brands and disposable razors under the Custom Plus and Good News brands. On October 30, 2001, we introduced the Mach3Turbo shaving system, our newest triple blade shaving system for men, which is scheduled to be available to consumers in North America in Spring 2002. Our female systems are sold under the Gillette for Women Venus, Sensor Excel for Women and Sensor for Women brands and our disposable razors under the Agility brand.

  Personal Care

     We sell shave preparations, after-shave products and deodorants and antiperspirants under the Gillette Series, Satin Care, Right Guard, Soft & Dri and Dry Idea brands.

  Duracell

     We are the world leader in alkaline batteries for consumers. Our products include the Duracell Ultra and CopperTop alkaline batteries and Duracell primary lithium, zinc air and rechargeable nickel-metal hydride batteries.

  Oral Care

     We are the world leader in manual and power toothbrushes. We offer manual toothbrushes under the Oral-B brand and power toothbrushes under the Braun and Oral-B brands.

  Braun

     We sell electric shavers under the Braun brand and hair epilators under the Silk Epil brand. These products include the number one foil electric shaver for men and the number one hair epilator for women. We also sell small household appliances under the Braun brand.

     Founded in 1901, we are a Delaware corporation with our registered office in Wilmington, Delaware. As of December 31, 2001, we had manufacturing operations at 34 facilities in 15 countries and distributed our products through wholesalers, retailers and agents in over 200 countries and territories.

BUSINESS SEGMENTS

     "Operating Segments and Related Information," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears in the Company's 2001 Annual Report at pages 48 and 49 and is incorporated herein by reference.

DISTRIBUTION

     In major geographic markets, Gillette products are sold directly to retailers and to wholesalers for resale through retail stores. Braun personal diagnostic appliances are sold to retailers and wholesalers, as well as to health care professionals. Oral care products are sold to retailers and wholesalers and directly to dental professionals for distribution to patients. In some small geographic markets, products are distributed through local distributors and sales agents.

PATENTS

     Some of Gillette's patents and licenses in the Blade and Razor segment are of substantial value and importance when considered in the aggregate. Additionally, Gillette holds significant patents in its personal care, Duracell, Braun and oral care businesses. No single patent or license held by Gillette is material to Gillette's total business. Gillette has licensed many of its blade and razor patents to other manufacturers. In all of these categories, Gillette competitors also have significant patent positions. The patents and licenses held by Gillette are of varying remaining durations.

TRADEMARKS

     In general, Gillette's principal trademarks have been registered in the United States and throughout the world where Gillette's products are sold. Gillette products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark "Gillette" is of principal importance to Gillette. In addition, a number of other trademarks owned by Gillette and its subsidiaries have significant importance within their industries. Gillette's rights in these trademarks endure for as long as they are used or registered.

COMPETITION

     All of Gillette's markets are highly competitive. Many of Gillette's competitors are larger and have greater resources than Gillette. The blade and razor business is marked by competition in new technology, as well as in price, marketing, advertising and promotion. Gillette's major competitors worldwide in blades and razors include Pfizer Inc., with its Schick product line, and, in North America and Europe, its Wilkinson Sword product line; and Societe Bic S.A. The personal care segment is highly competitive in terms of price, product innovation and market positioning, with frequent introductions of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in Gillette's other businesses. The Duracell segment is highly competitive in terms of product performance, innovation and price, and in marketing, advertising and promotion. Competition in the oral care segment is focused on product performance, price and professional endorsement. Competition in the electric shavers and epilators product lines is based primarily on product performance, innovation and price.

EMPLOYEES

     At year-end, Gillette employed approximately 31,500 persons, about 72% of them outside the United States.

RESEARCH AND DEVELOPMENT

     In 2001, research and development expenditures were $187 million, compared with $179 million in 2000 and $201 million in 1999.

RAW MATERIALS

     The raw materials used by Gillette to manufacture its products are purchased from a number of suppliers, and substantially all such materials are readily available.

OPERATIONS BY GEOGRAPHIC AREA

     Net sales and long-lived assets by geographic area for each of the last three years appear in the 2001 Annual Report at page 49 and are incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

     Gillette owns and leases manufacturing facilities and other real estate properties in the United States and a number of foreign countries. Gillette's executive offices are located in the Prudential

Center, Boston, Massachusetts, where Gillette holds a long-term lease. The following table sets forth Gillette's principal facilities defined as those measuring 250,000 square feet or more:

       BUSINESS SEGMENT                   LOCATION            OWNED/LEASED
       ----------------                   --------            ------------
Blades & Razors                 Boston, MA (US)                   Owned
                                Isleworth, UK                     Owned
                                Berlin, Germany                   Owned
                                Naucalli, Mexico                  Owned
                                Manaus, Brazil                    Owned
                                Hemel Hempstead, UK*             Leased
                                Devens, MA (US)*                 Leased
Personal Care                   Andover, MA (US)                  Owned
                                Reading, UK                   Owned/Leased
Braun                           Kronberg, Germany             Owned/Leased
                                Barcelona, Spain              Owned/Leased
                                Walldurn, Germany             Owned/Leased
                                Marktheidenfeld, Germany          Owned
                                Mexico City, Mexico           Owned/Leased
Oral Care                       Iowa City, IA (US)                Owned
Duracell                        Port Elizabeth, South Africa      Owned
                                Aarschot, Belgium                 Owned
                                Dongguan, China               Owned/Leased
                                Lancaster, SC (US)                Owned
                                LaGrange, GA (US)                 Owned
                                Heist, Belgium*                  Leased
                                Bethel, CT (US)                   Owned
Multisegment Distribution       Romeoville, IL (US)              Leased
  Centers
                                Ontario, CA (US)                 Leased
                                Devens, MA (US)                  Leased
                                Toronto, Canada                  Leased
                                Altfeld, Germany                  Owned

---------------

* Packaging center that also serves as warehouse/distribution facility

     The above facilities are in good repair, meet Gillette's needs adequately and operate at reasonable levels of capacity.

ITEM 3.  LEGAL PROCEEDINGS

     Gillette is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of Gillette.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF REGISTRANT

     Information regarding the Executive Officers of Gillette is set out below.

       NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                 AGE
       -------------------------                        --------------------------                 ---
James M. Kilts                           Chairman of the Board and Chief Executive Officer since   54
  Chairman of the Board and              January 2001 and February 2001, respectively; President
  Chief Executive Officer                and Chief Executive Officer, Nabisco Group Holdings
                                         Corp., December 1999 - December 2000; President and
                                         Chief Executive Officer, Nabisco Holdings Corp. and
                                         Nabisco Inc., January 1998 - December 1999; Executive
                                         Vice President, Worldwide Food, Philip Morris Companies,
                                         January 1994 - March 1997

Edward F. DeGraan                        President and Chief Operating Officer since July 2000;    58
  President and Chief Operating Officer  Acting Chief Executive Officer, October 2000 - February
                                         2001; Executive Vice President, Global Business
                                         Management, January 2000 - July 2000; Executive Vice
                                         President, Global Business Management, Gillette Grooming
                                         Products and Duracell, January 1999 - January 2000;
                                         Executive Vice President, Duracell North Atlantic Group,
                                         January 1997 - December 1998

Charles W. Cramb                         Senior Vice President, Finance, and Chief Financial       55
  Senior Vice President and              Officer since December 1999; Senior Vice President,
  Chief Financial Officer                Finance, Chief Financial Officer and Principal
                                         Accounting Officer, July 1997 - December 1999; Vice
                                         President and Controller, July 1995 - June 1997

Edward E. Guillet                        Senior Vice President, Human Resources, since July 2001;  50
  Senior Vice President                  Vice President, Corporate Human Resources, July
                                         1997 - June 2001

Peter Klein                              Senior Vice President, Strategy & Business Development,   56
  Senior Vice President                  since March 2001; Executive Vice President, Strategy,
                                         Business Development, Marketing Services and e-Business,
                                         Nabisco Holdings and Nabisco, Inc., April
                                         1998 - December 2000; Partner and Managing Director of
                                         The Cambridge Group, November 1991 - March 1998

Kathy S. Lane                            Senior Vice President, Corporate Information Technology   44
  Senior Vice President and              and Applications, and Chief Information Officer since
  Chief Information Officer              March 2002; General Manager, eBusiness & IT, General
                                         Electric Oil & Gas, December 2000 - March 2002; Senior
                                         Vice President and Chief Information Officer, Vendor
                                         Financial Services, General Electric Company, February
                                         1999 - December 2000; Manager, General Electric
                                         Corporate Initiatives Group, General Electric Company,
                                         September 1998 - February 1999; Director, Technology
                                         Services, Pepsi Cola International, June
                                         1997 - September 1998

       NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                 AGE
       -------------------------                        --------------------------                 ---
John F. Manfredi                         Senior Vice President, Corporate Affairs, since March     61
  Senior Vice President                  2001; Executive Vice President, Corporate Affairs,
                                         Nabisco Holdings and Nabisco, Inc., April
                                         1995 - December 2000

Richard K. Willard                       Senior Vice President and General Counsel since November  53
  Senior Vice President and              1999; Partner, Steptoe & Johnson LLP, 1988 - October
  General Counsel                        1999

Claudio E. Ruben                         Vice President, Controller and Principal Accounting       54
  Vice President, Controller and         Officer since January 2001; Vice President, Investor
  Principal Accounting Officer           Relations, June 1999 - December 2000; Vice President,
                                         Internal Auditor, February 1998 - June 1999; Vice
                                         President, Finance and Administration, International
                                         Group, October 1995 - January 1998

A. Bruce Cleverly                        President, Oral Care - Global Business Management, since  56
  Vice President                         February 2001; Senior Vice President, Global Business
                                         Management - Duracell, January 1999 - January 2001;
                                         President, Oral-B Laboratories, February 1997 - December
                                         1998

Joseph F. Dooley                         President, Commercial Operations North America, since     48
  Vice President                         July 2000; Senior Vice President, General
                                         Merchandise - Commercial Operations Western Hemisphere,
                                         March 1999 - June 2000; Senior Vice President and
                                         General Manager, Duracell North America, September
                                         1997 - February 1999

Ernst A. Haberli                         President, International Commercial Operations, since     53
  Vice President                         October 2001; President, North American Tissue
                                         Operations and Technology, Fort James Corporation,
                                         January 2000 - December 2000; Director, Fort James
                                         Corporation, May 1998 - December 2000; Executive Vice
                                         President and Chief Financial Officer, Fort James
                                         Corporation, January 1997 - December 1999

Peter K. Hoffman                         President, Blades and Razors - Global Business            53
  Vice President                         Management, since January 2000; Senior Vice President,
                                         Grooming - Global Business Management, January
                                         1999 - December 1999; President, Duracell North
                                         Atlantic, Commercial Operations, January 1998 - December
                                         1998; Senior Vice President, Business Management,
                                         Gillette North American Group, October 1995 - December
                                         1997

       NAME AND CURRENT POSITION                        FIVE-YEAR BUSINESS HISTORY                 AGE
       -------------------------                        --------------------------                 ---
Mark M. Leckie                           President, Duracell - Global Business Management, since   48
  Vice President                         April 2001; President and Chief Executive Officer, Heinz
                                         Canada, H.J. Heinz Company, October 2000 - April 2001;
                                         President, U.S. Grocery Division, Campbell Soup Company,
                                         September 1997 - June 1999

Joseph Scalzo                            President, Personal Care Products - Global Business       43
  Vice President                         Management, since October 2001; Vice President,
                                         Worldwide Core Brand Development, The Coca-Cola Company,
                                         February 2000 - September 2001; Senior Vice President &
                                         Chief Marketing Officer, Minute Maid Division, The
                                         Coca-Cola Company, August 1998 - January 2000; Vice
                                         President and Managing Director, U.S. Refrigerated
                                         Products, The Coca-Cola Company, February 1997 - July
                                         1998

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item with respect to Gillette's common stock appears in the 2001 Annual Report on the inside back cover under the caption, "Common Stock," and is incorporated by reference, and at page 50 under the caption, "Quarterly Financial Information," and is incorporated by reference. As of March 25, 2002, the record date for the 2002 Annual Meeting, there were 46,787 Gillette stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in the 2001 Annual Report at page 51 under the caption, "Historical Financial Summary," and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the 2001 Annual Report at pages 17 through 24 under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated by reference.

CAUTIONARY STATEMENT

     Certain statements that Gillette may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, Gillette's strategy for growth, product development and new product launches, market position and expenditures.

     Forward-looking statements are based on current expectations of future events, but actual results could vary materially from Gillette's expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. Gillette assumes no obligation to update any forward-looking statements. Gillette cautions that historical results should not be relied upon as indications of future performance.

     Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Gillette include the following, some of which are described in greater detail below:

     - the pattern of Gillette's sales, including variations in sales volume within periods;

     - consumer demands and preferences including the acceptance by Gillette's customers and consumers of new products and line extensions;

     - the mix of products sold;

     - Gillette's ability to control its internal costs and the cost of raw materials;

     - competitive factors including the prices, promotional incentives and trade terms of Gillette's products, the response of Gillette, its customers and competitors to changes in these terms;

     - technological advances by Gillette and/or its competitors;

     - new patents granted to Gillette and/or its competitors;

     - changes in exchange rates in one or more of Gillette's geographic markets;

     - changes in accounting policies;

     - acquisition and divestiture activities; or

     - the impact of general economic conditions in the United States and in other countries in which Gillette currently does business.

COMPETITIVE ENVIRONMENT

     Gillette experiences intense competition for sales of its products in most markets. Gillette's products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of its markets, Gillette has major competitors, some of which are larger and more diversified than Gillette. Aggressive competition within Gillette's markets to preserve, gain or regain market share can affect Gillette's results in any given period.

CHANGES IN TECHNOLOGY AND NEW PRODUCT INTRODUCTIONS

     In most product categories in which Gillette competes, there are continuous technological changes and frequent introductions of new products and line extensions. Gillette's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, Gillette's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. Gillette cannot be certain that it will successfully achieve these goals.

     With respect specifically to primary alkaline batteries, category growth could be adversely affected by the following additional factors:

     - technological or design changes in portable electronic and other devices that use batteries as a power source;

     - continued improvement in the service life of primary batteries;

     - improvements in rechargeable battery technology; and

     - the development of new battery technologies.

INTELLECTUAL PROPERTY

     Gillette relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and Gillette's brands. Gillette's intellectual property rights, however, could be challenged, invalidated or circumvented. Gillette does not believe that its products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

COST SAVINGS STRATEGY

     Gillette has implemented a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES

     Sales outside of the United States represent a substantial portion of Gillette's business. In addition, Gillette has a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

     - changes in political or economic conditions;

     - trade protection measures;

     - import or export licensing requirements;

     - the overlap of different tax structures;

     - unexpected changes in regulatory requirements or tax laws; or

     - longer payment cycles in certain countries.

     Gillette also is exposed to foreign currency exchange rate risk to its sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although Gillette uses instruments to hedge certain foreign currency risks (through foreign currency forward, swap and option contracts and non-U.S. dollar denominated financings) and is implicitly hedged through its foreign manufacturing operations, there can be no assurance that Gillette will be fully protected against foreign currency fluctuations.

RETAIL ENVIRONMENT

     With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, Gillette is increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, Gillette faces greater pressure from retail trade customers to provide more favorable trade terms.

     Gillette can be negatively affected by changes in the policies of its retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of Gillette's customers, particularly Gillette's high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and shrinkage and change inventory delivery systems. While Gillette expects the level of trade inventory of its products to decline over time, the speed and magnitude of such reductions and/or the inability of Gillette to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

EFFECT OF TERRORIST ACTS ON OUR BUSINESS

     The terrorist acts of September 11, 2001, the military response, the actual and perceived threat of further terrorist acts and future possible military and political actions have created an atmosphere of economic uncertainty in the United States and in foreign markets and our results may be impacted by adverse macroeconomic effects of those events, especially if the conditions persist. Further, direct attacks or threats on or against our personnel and facilities around the world, our suppliers, customers and other elements of our supply chain and the infrastructures in which our facilities are located could significantly disrupt our business and its prospects, at least in the short term. While we have taken all prudent precautions against foreseeable threats, recent events have proven that the object of terrorist activities is inherently uncertain. Any of these occurrences may have a material adverse effect on our financial position, cash flow or profit from operations in any reporting period.

ITEM 7A.  DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

     The information required by this item appears in the 2001 Annual Report at page 21 under the caption, "Market Risk," and is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 2001 Annual Report at the pages indicated below and are incorporated by reference.

(1)  Independent Auditors' Report................................  Page 25
(2)  Consolidated Statement of Income for the Years Ended
     December 31, 2001, 2000 and 1999............................  Page 26
(3)  Consolidated Balance Sheet at December 31, 2001 and 2000....  Page 27
(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999............................  Page 28
(5)  Consolidated Statement of Stockholders' Equity for the Years
     Ended December 31, 2001, 2000 and 1999......................  Page 29
(6)  Notes to Consolidated Financial Statements..................  Pages 30
                                                                   through 50
(7)  Computation of Per Share Earnings...........................  Pages 26, 31,
                                                                   32, 50, 51
(8)  Quarterly Financial Information.............................  Page 50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item with respect to Gillette's Directors appears in the 2002 Proxy Statement at pages 4 through 6 and at page 7 under the captions, "Transactions with Directors and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," the texts of which are incorporated by reference. The information required for Executive Officers of Gillette appears at the end of Part I of this report at pages 4 through 6.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears in the 2002 Proxy Statement at pages 7 through 17 under the captions, "Compensation of Directors," "Executive Officers' Compensation" and "Gillette Comparative Five-Year Investment Performance," and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning the security ownership of certain beneficial owners and management appears in the 2002 Proxy Statement at pages 9 and 10 under the captions, "Stock Ownership of Directors and Executive Officers" and "Stock Ownership Table," and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the 2002 Proxy Statement at pages 7 and 17 under the captions, "Transactions with Directors and Management" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 2001 Annual Report at the pages indicated below and are incorporated into Part II by reference.

(1)  Independent Auditors' Report................................  Page 25
(2)  Consolidated Statement of Income for the Years Ended
     December 31, 2001, 2000 and 1999............................  Page 26
(3)  Consolidated Balance Sheet at December 31, 2001 and 2000....  Page 27
(4)  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999............................  Page 28
(5)  Consolidated Statement of Stockholders' Equity for the Years
     Ended December 31, 2001, 2000 and 1999......................  Page 29
(6)  Notes to Consolidated Financial Statements..................  Pages 30
                                                                   through 50
(7)  Computation of Per Share Earnings...........................  Pages 26, 31,
                                                                   32, 50, 51

SCHEDULES

(1)  Schedule II -- Valuation and Qualifying Accounts Included in
     the Financial Statements Under the Title "Supplemental
     Balance Sheet Information"                                    Page 34

     All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

EXHIBITS

 3(a)  Composite Certificate of Incorporation of The Gillette
       Company, as amended, filed as Exhibit 1.1 to The Gillette
       Company Registration Statement on Form 8-A on January 11,
       2001, Commission File No. 1-922, incorporated by reference herein.
  (b)  The Bylaws of The Gillette Company, as amended October 18,
       2001, filed as Exhibit 3(a) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended September
       30, 2001, Commission File No. 1-922, incorporated by reference herein.
 4     Instruments Defining the Rights of Security Holders,
       Including Indentures
  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective December 10, 1996, filed as Exhibit 4(a) to The
       Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.
  (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The
       Gillette Company, filed as Exhibit A to Exhibit 1 to The
       Gillette Company Current Report on Form 8-K, dated December
       30, 1985, Commission File No. 1-922, incorporated by reference herein.
  (c)  Amendment to Certificate of Designation, Preferences and
       Rights of Series A Junior Participating Preferred Stock of
       The Gillette Company, dated December 9, 1996, filed as
       Exhibit 4(c) to The Gillette Company Annual Report on Form
       10-K for the year ended December 31, 1996, Commission File
       No. 1-922, incorporated by reference herein.
  (d) Renewed Rights Agreement, dated as of December 14, 1995, between The Gillette Company and The First National Bank of
       Boston, filed as Exhibit 4 to The Gillette Company Current
       Report on Form 8-K, dated December 18, 1995, Commission File
       No. 1-922, incorporated by reference herein.

  (e) Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit 3(i) to The Gillette Company
       Quarterly Report on Form 10-Q for the period ended March 31,
       1998, Commission File No. 1-922, incorporated by reference herein.
  (f)  Registration Statement filed on Form 8-A, dated January 11,
       2001, revising the description of The Gillette Company's registered securities and corresponding rights, Commission
       File No. 1-922, incorporated by reference herein.
       The Company has issued long-term debt and will furnish copies of the instruments defining the rights of holders of such debt to the Commission upon request.
   10  Material Contracts
 *(a) The Gillette Company 1971 Stock Option Plan, as amended, filed herewith.
 *(b) The Gillette Company Stock Equivalent Unit Plan, as amended, filed as Appendix B to the 2001 Proxy Statement, Commission
       File No. 1-922, incorporated by reference herein.
 *(c) The Gillette Company Incentive Bonus Plan, as amended, filed as Appendix D to the 2001 Proxy Statement, Commission File
       No. 1-922, incorporated by reference herein.
 *(d) The Gillette Company Executive Life Insurance Program, as amended, filed as Exhibit 10(d) to The Gillette Company
       Annual Report on Form 10-K for the year ended December 31,
       2000, Commission File No. 1-922, incorporated by reference herein.
 *(e)  The Gillette Company Deferred Compensation Plan for Outside
       Directors, as amended, filed herewith.
 *(f)  Employment Agreement, dated January 19, 2001, between The
       Gillette Company and James M. Kilts, as amended, filed as
       Exhibit 10(a) to The Gillette Company Quarterly Report on
       Form 10-Q for the period ended September 30, 2001,
       Commission File No. 1-922, incorporated by reference herein.
 *(g)  Employment Letter, dated February 27, 2001, between The
       Gillette Company and John F. Manfredi, filed as Exhibit
       10(b) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission File No.
       1-922, incorporated by reference herein.
 *(h)  Employment Letter, dated March 12, 2001, between The
       Gillette Company and Peter Klein, filed as Exhibit 10(c) to
       The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission File No. 1-922, incorporated by reference herein.
 *(i)  Employment Agreement, dated March 19, 2002, between The
       Gillette Company and Edward F. DeGraan, filed herewith.
 *(j)  Form of Agreement Relating to Change of Control between The
       Gillette Company and Messrs. DeGraan, Cramb, Willard and
       Hoffman, filed herewith.
 *(k)  Form of Agreement Relating to Terms of Employment between
       The Gillette Company and Messrs. Cramb, Willard and Hoffman, filed herewith.
  (l)  Letter Agreement, dated July 20, 1989, between The Gillette
       Company and Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form 8-K, dated
       July 20, 1989, Commission File No. 1-922, incorporated by reference herein.
 *(m)  Description of The Gillette Company Personal Financial
       Planning Reimbursement Program, as amended, filed as Exhibit
       10(q) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-922, incorporated by reference herein.
 *(n)  The Gillette Company Estate Preservation Plan, filed as exhibit 10(l) to The Gillette Company Annual Report on Form
       10-K for the year ended December 31, 1997, Commission File
       No. 1-922, incorporated by reference herein.
 *(o) The Gillette Company Supplemental Retirement Plan, as amended, filed as Exhibit 10(v) to The Gillette Company
       Annual Report on Form 10-K for the year ended December 31,
       1999, Commission File No. 1-922, incorporated by reference herein.

 *(p) The Gillette Company Supplemental Savings Plan, as amended, filed herewith.
  (q) Multiyear Credit Agreement, dated as of December 20, 1996, among The Gillette Company, Morgan Guaranty Trust Company of
       New York, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10(o) to The Gillette Company Annual
       Report on Form 10-K for the year ended December 31, 1996,
       Commission File No. 1-922, incorporated by reference herein.
  (r)  $1,650,000,000 364-Day Credit Agreement, dated as of October
       16, 2001, among The Gillette Company, The Chase Manhattan
       Bank, as agent, and a syndicate of domestic and foreign banks, filed herewith.
   12  Statement regarding Computation of Ratio of Earnings to
       Fixed Charges, filed herewith.
   13  Portions of the 2001 Annual Report to Stockholders of The
       Gillette Company incorporated by reference in this Form
       10-K, filed herewith.
   21 List of subsidiaries of The Gillette Company, filed herewith.
   23  Independent Auditors' Consent, filed herewith.
   24  Power of Attorney, filed herewith.

---------------

* Management contract or compensatory plan or arrangement.

B.  REPORTS ON FORM 8-K IN FOURTH QUARTER

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         THE GILLETTE COMPANY
                                            (Registrant)

                                          By           CHARLES W. CRAMB
                                            ------------------------------------
                                                      Charles W. Cramb
                                              Senior Vice President and Chief
                                                    Financial Officer
Date: March 27, 2002

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

                     SIGNATURES                                        TITLE                       DATE
                     ----------                                        -----                       ----

                  *  JAMES M. KILTS                            Chairman of the Board          March 27, 2002
-----------------------------------------------------  of Directors, Chief Executive Officer
                     James M. Kilts                                and Director

                *  EDWARD F. DEGRAAN                    President, Chief Operating Officer    March 27, 2002
-----------------------------------------------------              and Director
                  Edward F. DeGraan

                 *  CHARLES W. CRAMB                      Senior Vice President and Chief     March 27, 2002
-----------------------------------------------------            Financial Officer
                    Charles W. Cramb

                 *  CLAUDIO E. RUBEN                      Vice President, Controller and      March 27, 2002
-----------------------------------------------------      Principal Accounting Officer
                    Claudio E. Ruben

                *  WARREN E. BUFFETT                                 Director                 March 27, 2002
-----------------------------------------------------
                   Warren E. Buffett

                  * WILBUR H. GANTZ                                  Director                 March 27, 2002
-----------------------------------------------------
                    Wilbur H. Gantz

                *  MICHAEL B. GIFFORD                                Director                 March 27, 2002
-----------------------------------------------------
                   Michael B. Gifford

                *  CAROL R. GOLDBERG                                 Director                 March 27, 2002
-----------------------------------------------------
                   Carol R. Goldberg

               *  DENNIS F. HIGHTOWER                                Director                 March 27, 2002
-----------------------------------------------------
                  Dennis F. Hightower

                *  HERBERT H. JACOBI                                 Director                 March 27, 2002
-----------------------------------------------------
                   Herbert H. Jacobi

                 *  HENRY R. KRAVIS                                  Director                 March 27, 2002
-----------------------------------------------------
                    Henry R. Kravis

                *  JORGE PAULO LEMANN                                Director                 March 27, 2002
-----------------------------------------------------
                   Jorge Paulo Lemann

               *  RICHARD R. PIVIROTTO                               Director                 March 27, 2002
-----------------------------------------------------
                  Richard R. Pivirotto

                 *  MARJORIE M. YANG                                 Director                 March 27, 2002
-----------------------------------------------------
                    Marjorie M. Yang

                                                                       *By *CHARLES W. CRAMB
                                                        ---------------------------------------------------
                                                                         Charles W. Cramb
                                                                        as Attorney-In-Fact