Form 10-Q
period 2002-03-31
GILLETTE CO
filed 2002-05-14
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended March 31, 2002                 Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding May 10, 2002  . . . . . . . . . . . . . . . . .1,056,796,148

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2002      2001
                                                         ----      ----

Net Sales ..........................................   $ 1,732    $ 1,621
Cost of Sales ......................................       694        623
                                                       -------    -------
  Gross Profit .....................................     1,038        998

Selling, General and Administrative Expenses .......       710        679
                                                       -------    -------
  Profit from Operations ...........................       328        319

Nonoperating Charges (Income):
  Interest income ..................................        (5)        (1)
  Interest expense .................................        20         45
  Exchange .........................................        (6)        13
  Other charges - net ..............................        (4)        (2)
                                                       -------    -------
                                                             5         55
                                                       -------    -------
Income before Income Taxes .........................       323        264

Income Taxes .......................................       100         82
                                                       -------    -------
  Net Income .......................................   $   223    $   182
                                                       =======    =======
  Adjusted Net Income, assuming the adoption
  of SFAS 142 for 2001 (1)..........................   $   223    $   188
                                                       =======    =======


Net Income per Common Share:
  Basic ............................................   $   .21    $   .17
                                                       =======    =======
  Assuming Full Dilution ...........................       .21        .17
                                                       =======    =======
Adjusted Net Income per Common Share:
  Basic ............................................   $   .21    $   .18
                                                       =======    =======
  Assuming Full Dilution ...........................       .21        .18
                                                       =======    =======


Dividends per Common Share:
  Declared .........................................   $     -    $     -
  Paid .............................................   $ .1625    $ .1625

Weighted average number of common shares outstanding
  Basic ............................................     1,056      1,054
  Assuming full dilution ...........................     1,060      1,059

See Accompanying Notes to Consolidated Financial Statements.


(1) See Page 9.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)



                                                       March 31,    December 31,     March 31,
                                                         2002           2001            2001
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $   865      $   947        $    53
  Trade receivables, less allowances March 2002, $62;
    December 2001, $69; March 2001, $66 ..............     1,201        1,473          1,353
  Other receivables ..................................       284          313            349
  Inventories
     Raw materials and supplies ......................       127          130            141
     Work in process .................................       259          183            226
     Finished goods ..................................       757          698          1,064
                                                         -------      -------        -------
       Total Inventories .............................     1,143        1,011          1,431
                                                         -------      -------        -------

  Deferred income taxes ..............................       562          481            568
  Other current assets ...............................       188          207            278
  Net assets of discontinued operations...............         5           23             54
                                                         -------      -------        -------
       Total Current Assets ..........................     4,248        4,455          4,086
                                                         -------      -------        -------

Property, Plant and Equipment, at cost ...............     6,031        6,005          5,787
Less accumulated depreciation ........................    (2,553)      (2,457)        (2,296)
                                                         -------      -------        -------
       Net Property, Plant and Equipment .............     3,478        3,548          3,491
                                                         -------      -------        -------

Goodwill .............................................       931          935          1,048
Intangible Assets, less accumulated amortization .....       413          418            492

Other Assets .........................................       758          613            581
                                                         -------      -------        -------

                                                         $ 9,828      $ 9,969        $ 9,698
                                                         =======      =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       March 31,    December 31,     March 31,
                                                         2002          2001             2001
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,978       $  2,235       $  1,954
  Current portion of long-term debt ................        546            428            746
  Accounts payable .................................        465            401            412
  Accrued liabilities ..............................      1,157          1,307          1,380
  Dividends payable ................................          -            172              -
  Income taxes .....................................        356            295            416
                                                       --------       --------       --------
     Total Current Liabilities .....................      4,502          4,838          4,908
                                                       --------       --------       --------

Long-Term Debt .....................................      1,649          1,654          1,404
Deferred Income Taxes ..............................        541            459            435
Other Long-Term Liabilities ........................        731            805            730
Minority Interest ..................................         39             42             43

Contingent Redemption Value of Common Stock
  Put Options ......................................          -             34             99

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: March 2002, 1,369 shares;
            Dec. 2001, 1,368 shares;
            March 2001, 1,366 shares ...............      1,369          1,368          1,366
  Additional paid-in capital .......................      1,136          1,094            992
  Earnings reinvested in the business ..............      6,300          6,077          6,035
  Accumulated other comprehensive income ...........     (1,474)        (1,437)        (1,362)
  Treasury stock, at cost: March 2002,
    Dec. and March 2001, 312 shares ................     (4,965)        (4,965)        (4,952)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,366          2,137          2,079
                                                       --------       --------       --------
                                                       $  9,828       $  9,969       $  9,698
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                            2002         2001
                                                            ----         ----
Operating Activities

    Net income .....................................       $ 223        $ 182
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         120          124
      Other ........................................          (3)          (2)
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         283          732
        Inventories ................................        (145)        (301)
        Accounts payable and accrued liabilities ...         (21)        (236)
        Other working capital items ................         (46)          14
        Other noncurrent assets and liabilities ....        (151)          (4)
                                                           -----        -----
          Net cash provided by operating activities          260          509
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....         (78)        (157)
    Disposals of property, plant and equipment .....          11           24
    Other ..........................................          (1)          (2)
                                                           -----        -----
          Net cash used in investing activities ....         (68)        (135)
                                                           -----        -----
Financing Activities

    Proceeds from sale of put options ..............           -            4
    Proceeds from exercise of stock option and
         purchase plans ............................           8           13
    Proceeds from long-term debt ...................         350            -
    Repayment of long-term debt ....................        (197)         (56)
    Decrease in loans payable ......................        (256)        (228)
    Dividends paid .................................        (172)        (171)
    Settlements of debt-related derivative contracts          10          (38)
                                                           -----        -----
          Net cash used in financing activities ....        (257)        (476)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............          (1)          (1)
Net Cash Provided (Used) by Discontinued Operations.         (16)          94
                                                           -----        -----
Decrease in Cash and Cash Equivalents ..............         (82)          (9)
Cash and Cash Equivalents at Beginning of Quarter...         947           62
                                                           -----        -----
Cash and Cash Equivalents at End of Quarter ........       $ 865        $  53
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  22        $  63
    Income taxes ...................................       $  23        $  (1)


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended
                                              March 31
                                         ------------------
                                           2002       2001
                                           ----       ----

Net Income, as reported                   $ 223      $ 182

  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation              (40)       (43)
  Cash Flow Hedges                            3         (5)
                                           ----       ----

Comprehensive Income                      $ 186      $ 134
                                           ====       ====

Adjusted Comprehensive Income,
  assuming the adoption of SFAS 142
  for 2001 (1)                            $ 186      $ 140
                                           ====       ====


Accumulated Other Comprehensive Income (Loss)

---------------------------------------------
The accumulated balances for the components of Other Comprehensive Income (Loss) are:

                                                                      Accumulated
                              Foreign                                    Other
                              Currency      Pension     Cash Flow    Comprehensive
                             Translation   Adjustment     Hedges     Income (Loss)
                             -----------   ----------   -----------  -------------

Balance December 31, 2000     $(1,280)       $ (34)       $   -        $(1,314)
Change in period                   19            -           (7)            12
Income tax benefit (expense)      (62)                        2            (60)
                                ------       ------       ------        -------
Balance March 31, 2001        $(1,323)       $ (34)       $  (5)       $(1,362)
                                ------       ------       ------        -------

Balance December 31, 2001     $(1,373)       $ (56)       $  (8)       $(1,437)
Change in period                  (46)           -            5            (41)
Income tax benefit (expense)        6                        (2)             4
                                ------       ------       ------        -------
Balance March 31, 2002        $(1,413)       $ (56)       $  (5)       $(1,474)
                                ======       ======       ======        =======

The change in accumulated foreign currency translation  adjustment through March
31, 2002 was a loss of $40 million, with Argentina and the United Kingdom accounting for most of the loss. Losses for the quarter ended March 31, 2001, were $43 million, with Brazil being the largest component.

See Accompanying Notes to Consolidated Financial Statements.


(1) See Page 9.

                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Comments
-------------------
Reference is made to the registrant's 2001 Annual Report to Stockholders, which contains, at pages 26 through 50, the consolidated financial statements and the notes thereto, which are incorporated by reference into the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Prior-year financial statements have been reclassified to conform to the 2002 presentations.

Accounting Pronouncements
-------------------------

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." In November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that were previously classified as marketing expenses be classified as a reduction of revenue. The Company adopted the consensus on January 1, 2002. The adoption of EITF 00-25 resulted in the following reclassifications in the first quarter 2001 income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $142 million. The adoption of EITF 00-25 had no impact on profit from operations, net income or earnings per share.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued. The Company adopted the provisions of SFAS 142 on January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

During the first quarter of 2002, the Company completed its evaluation of the carrying amounts of goodwill and other intangible assets, and noted that certain goodwill and indefinite-lived intangible assets were inadvertently excluded from the Company's disclosures of goodwill and indefinite-lived intangible assets in the "Effect of Recent Accounting Pronouncements" footnote in the consolidated financial statements for the year ended December 31, 2001. Unamortized goodwill at December 31, 2001, was $935 million. Unamortized other intangible assets with indefinite lives at December 31, 2001, was $313 million.

The net impact of the adoption of SFAS 142 is a reduction of annual amortization expense of $34 million. No impairment losses were recognized due to the change in accounting principle.

Intangible Assets (Millions)
----------------------------
                                   March 31, 2002         December 31, 2001           March 31, 2001
                               ----------------------   ----------------------   ----------------------
                               Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
                                Amount   Amortization    Amount   Amortization    Amount   Amortization
                               --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                       $ 103       $  42        $ 103        $  38        $ 175      $  41
  Trademark                        11           1           11            1           11          1
  Software                         16           8           16            7           16          6
  Other                            12           3           12            3           12          2
                                -----       -----        -----        -----        -----      -----
Total                           $ 142       $  54        $ 142        $  49        $ 214      $  50
                                =====       =====        =====        =====        =====      =====
Unamortized Intangible Assets
  Trademark                     $ 313                    $ 313                     $ 322
  Pension                          12                       12                         6

Aggregate Amortization Expense:
  For the Quarters ended:
    March 31, 2002              $  5
    March 31, 2001              $ 14

Estimated Amortization Expense:
  For the Years ended
    December 31, 2002           $20
                 2003           $19
                 2004           $18
                 2005           $ 5
                 2006           $ 5
                 2007           $ 2

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Goodwill by segment follows.
                            March 31,       Dec. 31,       March 31,
Net Carrying Amount           2002            2001           2001
                            ---------       --------       ---------
Blades & Razors             $  138           $ 140         $  152
Personal Care                    -               -              -
Duracell                       548             550            645
Oral Care                      172             172            177
Braun                           73              73             74
                            ------           -----         ------
  Total                     $  931           $ 935         $1,048
                            ======           =====         ======

The change between the December 31, 2001, and March 31, 2002 balances is due to unfavorable foreign currency translation.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of net income, earnings per share and comprehensive income, as reported, to adjusted amounts which include the impact of the adoption of SFAS 142 for all periods presented.

Goodwill and Intangible Assets - Adoption of SFAS 142
           (millions, except per share amounts)
-----------------------------------------------------
                                               Three Months Ended
                                                   March 31
                                               ------------------
                                               2002          2001
                                               ----          ----
Net Income
----------
Net income, as reported                       $ 223         $ 182

  Amortization adjustment                                       6
                                              -----         -----
Adjusted net income                           $ 223         $ 188
                                              =====         =====


Net Income Per Common Share
---------------------------
Basic, as reported                            $  .21        $  .17

  Amortization adjustment                                      .01
                                              ------        ------
Basic, adjusted                               $  .21        $  .18
                                              ======        ======


Assuming full dilution, as reported           $  .21        $  .17

  Amortization adjustment                                      .01
                                              ------        ------
Assuming full dilution, adjusted              $  .21        $  .18
                                              ======        ======


Comprehensive Income
--------------------
Comprehensive income, as reported             $ 186         $ 134

  Amortization adjustment                                       6
                                               -----        -----
Adjusted comprehensive income                 $ 186         $ 140
                                              =====         =====

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company plans to adopt the provisions of SFAS 143 on January 1, 2003, and does not expect the adoption to have a material impact on its financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. It provides new guidance that modifies the existing guidance in SFAS 121 and in APB Opinion No. 30. Goodwill will still be evaluated for impairment under SFAS 142. The Company adopted SFAS 144 on January 1, 2002. Its adoption did not have any impact on the Company's financial statements.

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended
                                    March 31
                              ------------------
                                2002       2001
                               ------     ------
Net Sales                     $1,732     $1,621

Advertising                      136        117

  % Net Sales                    7.9%       7.2%



                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring and Asset Impairments
-----------------------------------
On December 18, 2000, the Company announced a restructuring program and impaired certain intangible assets. In accordance with EITF Issue No. 94-3, SFAS 121 and SAB 100, the Company recorded, in the fourth quarter of 2000, a charge to operating expenses of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted).

The charge for the restructuring program was $360 million, and activity under the program is virtually complete. The majority of the remaining balance is due to the timing of severance payments. The restructuring program improved the Company's operating efficiency, streamlined the supply chain and further decreased costs. Specific program activities included consolidating management functions; reducing factory locations, in part through outsourcing production of low-volume noncore products; streamlining the supply chain via warehouse consolidation and other actions; and downsizing and centralizing corporate functions. The program planned the closure of eight factories and 13 distribution centers, affecting all business segments, and a net reduction of approximately 2,700 employees across all business functions, operating units and geographies. The reduction was expected to consist of 1,430 variable manufacturing and distribution employees and 1,270 executive, professional and administrative staff. The program was announced to all employees on December 18, 2000, via the Company's internal website and bulletin boards. The severance programs being used follow the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements and local practices. Employee reductions occurring in 2001 required pretax cash outlays of $128 million.

The restructuring program included a write-down of $120 million to the carrying amount of factories, as well as the write-off of manufacturing, distribution and office equipment assets. Revenue-generating activities continued until the affected facilities ceased operations. Thus, these assets were considered assets to be held and used under SFAS 121. Asset disposals were completed in 2001. Equipment was disposed of, and buildings have been either sold or are held for sale. The value of the impaired assets was determined based on discounted cash flow analyses for the operating period up until closure and included an estimate of residual value.

The charge for impaired intangible assets was $212 million to write down $157 million of acquired goodwill relating to the Thermoscan personal diagnostic appliance brand in the Braun segment and $55 million of acquired goodwill and identifiable intangible assets for certain national battery brands in the Duracell segment.

Under the guidance of the new Chief Executive Officer, the Company revised the restructuring program in 2001 as the result of the adoption of a new strategy for the Personal Care segment, which included establishing a separate Personal Care Global Business Management unit as part of the Company's reemphasis on the category. This change in strategy also led to the decision not to close one major factory dedicated to personal care manufacturing. Minor modifications were also made to certain other programs, including a decision not to close two small factories. This resulted in a pretax reduction in the 2000 reserve provision of approximately $33 million. In addition, the Company recorded a pretax recovery of approximately $22 million, reflecting better than anticipated results relating to the closing of other factories.

Details of the activity in the 2000 restructuring program follow. The other benefits portion of employee-related expenses, shown below, include fringe benefits, outplacement fees and special termination benefits related to pensions.

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000 Restructuring Program
--------------------------
                                                                     Plan
                                         Activity     Current      Inception
                             Initial      Through     Quarter       Through          Balance
(Millions)                  Provision       2001      Activity   March 31, 2002   March 31, 2002
---------------------       ---------   -----------   --------   --------------   --------------
Employee-related expenses
  Severance payments          $146        $ 90         $ 21          $111             $ 35
  Other benefits                67          47            3            50               17
Asset impairments
  Prop., plant, & equip.       120         120            -           120                -
Contractual obligations
  and other                     27          24            1            25                2
                              ----        ----         ----          ----             ----
Total                         $360        $281         $ 25          $306             $ 54
                              ====        ====         ====          ====             ====

Employee Reductions          2,700       2,620           56         2,676               24

During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with the withdrawal from several noncore businesses and the closing of one factory in the Duracell segment. The factory closure, based on a study that revealed excess worldwide capacity, resulted in the reduction of 170 employees. The factory closure and the majority of the employee reductions were completed in January 2002. Details of the activity in the 2001 restructuring program follow.

2001 Restructuring Program
--------------------------
                                                                     Plan
                                         Activity     Current      Inception
                             Initial     Through      Quarter       Through          Balance
(Millions)                  Provision      2001      Activity    March 31, 2002   March 31, 2002
---------------------       ---------   -----------   --------   --------------   -------------
Employee-related expenses
  Severance payments          $  3        $  -         $  2          $  2             $  1
Prop., plant, & equipment       23          23            -            23                 -
Contractual obligations
  and other                     37           7            2             9                28
                              ----        ----         ----          ----              ----
Total                         $ 63        $ 30         $  4          $ 34              $ 29
                              ====        ====         ====          ====              ====

Employee Reductions            170           -          137           137                33

                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations, adjusted profit (loss) from operations for 2001 assuming adoption of SFAS 142 at January 1, 2001, and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                         Net Sales
                                    ------------------
                                    Three Months Ended
                                          March 31
                                    -------------------
(Millions)                            2002        2001
                                     ------      ------
Blades & Razors                      $  770      $  680
Personal Care                           178         170
Duracell                                332         343
Oral Care                               265         245
Braun                                   187         183
                                     ------      ------
   Total                             $1,732      $1,621
                                     ======      ======

                               Profit/(Loss) from Operations
                               ------------------------------
                                     Three Months Ended
                                           March 31
                                    -----------------------
(Millions)                            2002         2001          Amortization        2001
                                                As Reported       Adjustment      As Adjusted
                                     ------     -----------      ------------     -----------
Blades & Razors                      $  288      $  231                 -             231
Personal Care                            11           8                 -               8
Duracell                                 (1)         38                 8              46
Oral Care                                53          50                 1              51
Braun                                     3          16                 -              16
                                     ------      ------            ------          ------
 Subtotal Reportable Segments           354         343                 9             352
 All Other                              (26)        (24)                -             (24)
                                     ------      ------            ------          ------
   Total                             $  328      $  319                 9             328
                                     ======      ======            ======          ======



                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        Identifiable Assets
                                  -------------------------------
                                  Mar. 31,   Dec. 31,    Mar. 31,
(Millions)                          2002       2001        2001
                                  -------    -------     -------
Blades & Razors                  $ 3,301     $ 3,195     $ 3,214

Personal Care                        546         515         541

Duracell                           2,738       2,932       2,969

Oral Care                          1,015         976         962

Braun                                945         963         987
                                 -------     -------     -------
Subtotal Reportable Segments       8,545       8,581       8,673

All Other                          1,278       1,365         971

Discontinued Operations                5          23          54

                                 -------     -------     -------
  Total                          $ 9,828     $ 9,969     $ 9,698
                                 =======     =======     =======


                                     PAGE 15
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2002      2001
                                               ----      ----
Net Income, as reported.................      $  223    $  182
                                              ======    ======
Adjusted net income, assuming the
  adoption of SFAS 142 for 2001 ........      $  223    $  188
                                              ======    ======



Common shares, basic ...................       1,056     1,054
Effect of dilutive securities:
    Stock options ......................           4         5
                                              ------    ------
Common shares, assuming full dilution          1,060     1,059
                                              ======    ======


Net Income per Common Share:

  Basic ................................      $  .21    $  .17
                                              ======    ======
  Assuming full dilution ........             $  .21    $  .17
                                              ======    ======


Adjusted Net Income per Common Share:

  Basic                                       $  .21    $  .18
                                              ======    ======
  Assuming full dilution                      $  .21    $  .18
                                              ======    ======

As of March 31, 2002 and 2001, 32.6 million and 34.6 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price. Therefore, the effect of including these options in the calculation would have been anti-dilutive.
                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

As explained in the "Accounting Pronouncements" section of this document, on January 1, 2002, the Company adopted EITF 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of a Vendor's Products or Services" and SFAS 142 "Goodwill and Other Intangible Assets."

The adoption of EITF 00-25 resulted in the following reclassifications in the first quarter 2001 income statements: net sales, gross profit and selling, general and administrative expenses were reduced by $142 million. The adoption of EITF 00-25 had no impact on profit from operations, net income or earnings per share.

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 144, "Accounting for the Impairment or Disposal of Long Lived Assets". The Company realized a $9 million reduction in selling, general and administrative expenses in the first quarter of 2002 due to the implementation of SFAS 142.


First Quarter 2002 versus 2001
------------------------------

Total Company: Sales for the quarter ended March 31, 2002, were $1.73 billion, an increase of 7% versus the same quarter of the prior year. Unfavorable foreign exchange, most notably in Argentina, Europe and Japan, reduced net sales by 3%. Excluding the adverse effect of exchange, sales increased 10%, attributable to favorable volume/mix, with pricing being flat for the quarter.

Blades and Razors: Sales of blades and razors increased 13%, while profits increased 24%, compared with the first quarter of last year. Without the adverse effects of exchange, sales grew 17%. Shipments of the Mach3 and Gillette for Women Venus shaving systems continued to be strong. In addition, first quarter sales benefited from the unmatched blade destocking activity in 2001. Profits grew at a faster pace than sales in spite of higher marketing spending, due to favorable product mix skewed towards systems and relatively flat overhead.

Duracell: Sales of Duracell decreased 3% and the product line generated a loss of $1 million during the quarter. Excluding the adverse effect of exchange, sales were 1% below those of a year ago. Volume gains in North America and Europe were offset by higher year-over-year promotional expenditures and the ongoing planned shift in product mix from Ultra to Copper Top. The operating loss was due primarily to stronger promotional support, unfavorable sales mix away from premium Ultra to lower margin CopperTop, a voluntary retrieval of certain defective hearing aid batteries and incremental costs related to provisions for slow-moving and obsolete product.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Oral Care: Oral Care sales were 8% above those of 2001, but would have been 11% above last year's level without the impact of unfavorable exchange. Profit from operations was up 6% from the prior year. The Power Oral Care business had strong growth, due to sales of the 3D Excel rechargeable power toothbrush in North America, incremental battery powered toothbrush market share and strong rechargeable increases in Asia. The Manual Oral Care business also saw sales increases, due to sales of the Exceed, Vision and Classic toothbrushes in developing markets and strong acceptance of the new Oral B Stages line of children's toothbrushes in North America and Europe.

Braun: Sales of Braun were 2% higher than the prior year. Excluding exchange, sales were 6% higher than the prior year. Sales growth was primarily driven by the successful launch of the Flex XP washable shaver in Japan, strong growth of female hair removal products in Asia, and increased sales of household appliances in Europe, due to the opportunity created by a competitor going out of business. Profit was down substantially, due to significant growth in marketing spending and unfavorable product mix that reflected a higher proportion of household appliance sales.

Personal Care: Personal Care sales increased 5% over those of a year ago, and would have increased 7% without the adverse effect of exchange. Growth was driven by a sharp sales increase in North America, where the PowerStripe antiperspirant/deodorant line was introduced, as well as a reformulated and redesigned line of Gillette Series men's grooming products. Sales were lower in Latin America, due to the struggling economy in Argentina and increased competitive pressures in Colombia and Brazil, which affected volumes and pricing. Higher volumes and savings from cost reduction efforts, offset partially by higher advertising and promotion costs associated with new launches, increased profits significantly in the first quarter.


Costs and Expenses
------------------
Gross Profit for the quarter was $1.04 billion, slightly higher than in the prior year. Gross profit as a percentage of sales was 59.9%, compared with 61.6% in the prior year, largely reflecting higher year-over-year trade spending at Duracell which depressed sales prices and a shift in product mix in Braun and Duracell.

Selling, general and administrative expenses increased by $31 million, or 5%, reflecting increases in advertising and sales promotion. The majority of what remains in sales promotion after the adoption of EITF 00-25 are the costs associated with physical displays and selling materials. Advertising and sales promotion combined grew 16% from the prior year. Advertising as a percentage of sales increased to 7.9% from 7.2% in the prior year. Other marketing and administrative expenses were comparable to the prior year in terms of dollars, and decreased as a percentage of sales to 29.0% from 30.8% in the prior year. The adoption of SFAS 142 reduced amortization expense by $9 million in the quarter.

Profit from operations was $328 million, up 3%, versus $319 million a year ago, but declined as a percentage of sales to 18.9%, versus 19.7% in the prior year.

Net interest expense was lower, due to lower interest rates year over year and our strong cash flow. The net effect of exchange was favorable, versus unfavorable in the prior year, due to transactional gains in dollar-based assets held by countries whose currency deteriorated. The effective tax rate was comparable to the prior year.

Net income of $223 million was 23% higher than the $182 million in 2001. Net income per common share of $.21, basic and fully diluted, was 24% above the $.17, basic and fully diluted, of 2001. On an adjusted basis, assuming the adoption of SFAS 142 on Jan. 1, 2001, net income was 19% higher than the $188 million in 2001. Net income per common share, basic and fully diluted, was 17% above the $.18, basic and fully diluted, on an adjusted basis in 2001.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------

Cash provided by operations is the Company's primary source of funds to finance operating needs, capital expenditures and dividend payments. During the three months ended March 31, 2002, the Company generated $260 million in cash from operations, compared with $509 million in the same period last year. The decrease was primarily due to $196 million related to funding of the Company's pension plans, primarily in Germany. The pension funding offset the impact of continued working capital improvements and reduced capital spending, so that net debt (total debt net of associated swaps, less cash and cash equivalents) ended at $3.3 billion at March 31, 2002, in line with the December 31, 2001 balance.

The Company's long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's have reduced our borrowing costs. The Company's commercial paper program is supported by a $1.65 billion, 364-day revolving bank credit agreement expiring on October 15, 2002, and other sources of liquidity. The revolving bank credit agreement includes various covenants, including a covenant that requires an earnings to interest expense ratio above 6.5X for the four quarters then ended at each quarter end. At March 31, 2002, the interest coverage ratio was 12.7X. The Company believes it has sufficient alternative sources of higher cost funding available to replace its commercial paper program, if necessary. At March 31, 2002, there was $1.84 billion outstanding under the Company's commercial paper program, compared with $1.97 billion at the end of 2001.

On March 6, 2002, the Company issued $350 million U.S. dollar denominated 4.0% notes, due June 2005. The proceeds from the debt issuance were used to reduce commercial paper borrowings. On April 16, 2002, the Company filed a $1.5 billion shelf registration statement with the Securities and Exchange Commission to use for future offerings of debt securities. When the registration statement is declared effective, the Company may issue debt securities from time to time, depending on prevailing market conditions. It is currently anticipated that the proceeds from the sale of any debt securities under the shelf registration statement will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Restructuring and Asset Impairments
-----------------------------------

On December 18, 2000, the Company announced a restructuring program and the impairment of certain intangible assets. This resulted in a fourth-quarter charge to operations of $572 million ($430 million after taxes, or $.41 in net income per common share, fully diluted). The worldwide restructuring of operations improved the Company's operating efficiency, streamlined the supply chain and further decreased costs. The program budgeted a net reduction of approximately 2,700 employees across all business functions, operating units and geographies. The charge for impaired intangible assets was $212 million to write down $157 million of acquired goodwill relating to the Thermoscan personal diagnostic appliance brand in the Braun segment and $55 million of acquired goodwill and identifiable intangible assets for certain national battery brands in the Duracell segment.

The charge for the restructuring program was $360 million, and payments under the program continued throughout the first quarter of 2002.

Pretax cash outlays for the restructuring program were estimated at $240 million. Cash severance payments will continue in 2002, mainly due to the severance payment deferral options available to terminated employees. At March 31, 2002, remaining cash outlays were $54 million, which will occur primarily this year. Pretax savings from the program were $25 million in the first quarter of 2002 and will be approximately $135 million for the year.

The noncash charges for the restructuring program were $120 million for the write-down to disposal value of factories and distribution centers, as well as the write-off of manufacturing, distribution and office equipment assets.
Revenue-generating activities continued until the affected facilities ceased operations. Equipment was disposed of, and buildings have been either sold or are held for sale. The extent of the impairment was based on discounted cash flow analyses for the operating period up until closure and included in an estimate of residual value.

Under the guidance of the new Chief Executive Officer, the Company revised the restructuring program in 2001 as the result of adoption of a new strategy for the Personal Care segment, which included establishing a separate Personal Care Global Business Management unit as part of the Company's reemphasis on the category. This change in strategy also led to the decision not to close one major factory dedicated to personal care manufacturing. Minor modifications were also made to certain other programs, including the decision not to close two small factories. This resulted in a pretax reduction in the 2000 reserve provision of approximately $33 million. In addition, the Company recorded a pretax recovery of approximately $22 million, reflecting better than anticipated results relating to the closing of other factories.

During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with planned new actions; the withdrawal from several minor noncore businesses and the cessation of operations in one factory in the Duracell segment. The factory closure, based on a study that showed excess worldwide capacity, resulted in the reduction of 170 employees. Pretax savings from the program were less than $1 million in the first quarter of 2002 and will be approximately $6 million for the year 2002.

                                     PAGE 20
                           PART II. OTHER INFORMATION


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


Item 5. Other Information

Cautionary Statement
--------------------
Certain statements that Gillette may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, Gillette's strategy for growth, product development and new product launches, market position and expenditures.

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

Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Gillette include the following, some of which are described in greater detail below:

- the pattern of Gillette's sales, including variations in sales volume within periods;
- consumer demands and preferences including the acceptance by Gillette's customers and consumers of new products and line extensions;
- the mix of products sold;
- Gillette's ability to control its internal costs and the cost of materials and services;
- competitive factors including the prices, promotional incentives and trade terms of Gillette's products and the response of its customers and competitors to changes in these factors;
- technological  advances by  Gillette  and/or its  competitors;
- new patents granted to Gillette and/or its competitors;
- changes in exchange rates in one or more of Gillette's geographic markets;
- changes in accounting policies;
- acquisition and divestiture activities; or
- the impact of general economic conditions in the United States and in other countries in which Gillette currently does business.


Competitive Environment
-----------------------
Gillette experiences intense competition for sales of its products in most markets. Gillette's products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of its markets, Gillette has major competitors, some of which are larger and more diversified than Gillette. Competitive activity within Gillette's markets, including advertising, pricing, promotion and new product introductions, and new entrants into these markets, can affect Gillette's results in any given period.

                                     PAGE 21
                           PART II. OTHER INFORMATION


Changes in Technology and New Product Introductions
---------------------------------------------------
In most product categories in which Gillette competes, there are continuous technological changes and frequent introductions of new products and line extensions. Gillette's ability to successfully introduce new products and/or extend lines of existing products will depend on, among other things, Gillette's ability to identify changing consumer tastes and needs, develop new technology, differentiate its products and gain market acceptance of new products. Gillette cannot be certain that it will successfully achieve these goals.

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


Intellectual Property
---------------------
Gillette relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and Gillette's brands. Gillette's intellectual property rights, however, could be challenged, invalidated or circumvented. Gillette does not believe that its products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

Cost Savings Strategy
---------------------
Gillette has implemented a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

Sales and Operations Outside of the United States
-------------------------------------------------
Sales outside of the United States represent a substantial portion of Gillette's business. In addition, Gillette has a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

- changes in political or economic conditions;
- trade protection measures;
- import or export licensing requirements;
- the overlap of different tax structures;
- unexpected changes in regulatory requirements or tax laws; or
- longer payment cycles in certain countries.

Gillette is also exposed to foreign currency exchange rate risk to its sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although Gillette uses instruments to hedge certain foreign currency risks (through foreign currency forward, swap and option contracts and non-U.S. dollar denominated financings) and is implicitly hedged through its foreign manufacturing operations, there can be no assurance that Gillette will be fully protected against foreign currency fluctuations.

                                     PAGE 22
                           PART II. OTHER INFORMATION


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

                                     PAGE 23
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits


Exhibit 3

(a) The Bylaws of The Gillette Company, as amended March 14, 2002, filed herewith.


Exhibit 4
(a) Indenture, dated as of March 6, 2002, between The Gillette Company and Bank One, N.A., filed as Exhibit 4.1 to The Gillette Company Registration Statement on Form S-4, dated April 16, 2002, Registration Statement No. 333-86334, incorporated by reference herein.

(b) Indenture, dated as of April 11, 2002, between The Gillette Company and Bank One, N.A., filed as Exhibit 4 to The Gillette Company Registration
    Statement on Form S-3, dated April 16, 2002, Registration Statement No. 333-86336, incorporated by reference herein.


Exhibit 12

(a) Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Item 6(b)  Reports on Form 8-K

None.

                                     PAGE 24
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GILLETTE COMPANY
(Registrant)


/s/ Claudio E. Ruben
Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

May 14, 2002