Form 10-Q
period 2002-06-30
GILLETTE CO
filed 2002-08-05
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 2002                  Commission File Number 1-922


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

                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding July 31, 2002  . . . . . . . . . . . . . . . . .1,057,747,501

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended        Six Months Ended
                                                             June 30                 June 30
                                                       ------------------        ----------------
                                                          2002       2001         2002       2001
                                                          ----       ----         ----       ----
Net Sales ..........................................   $ 2,024    $ 1,922      $ 3,756     $ 3,543
Cost of Sales ......................................       798        772        1,492       1,395
                                                       -------    -------      -------     -------
  Gross Profit .....................................     1,226      1,150        2,264       2,148

Selling, General and Administrative Expenses .......       807        775        1,517       1,454
Restructuring - Gain on Sale of Vaniqa .............       (30)         -          (30)          -
                                                       -------    -------      -------     -------
  Profit from Operations ...........................       449        375          777         694

Nonoperating Charges (Income):
  Interest income ..................................        (6)        (1)         (11)         (2)
  Interest expense .................................        24         40           44          85
  Exchange .........................................        (2)        (6)          (8)          7
  Other charges - net ..............................         8          6            4           4
                                                       -------    -------      -------     -------
                                                            24         39           29          94
                                                       -------    -------      -------     -------
Income before Income Taxes .........................       425        336          748         600

Income Taxes .......................................       132        104          232         186
                                                       -------    -------      -------     -------
  Net Income .......................................   $   293    $   232      $   516     $   414
                                                       =======    =======      =======     =======
  Adjusted Net Income, assuming the adoption
  of SFAS 142 for 2001 .............................   $   293    $   237      $   516     $   425
                                                       =======    =======      =======     =======


Net Income per Common Share:
  Basic ............................................   $   .28    $   .22      $   .49     $   .39
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $   .28    $   .22      $   .49     $   .39
                                                       =======    =======      =======     =======
Adjusted Net Income per Common Share:
  Basic ............................................   $   .28    $   .22      $   .49     $   .40
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $   .28    $   .22      $   .49     $   .40
                                                       =======    =======      =======     =======


Dividends per Common Share:
  Declared .........................................   $ .3250    $ .1625      $ .3250     $ .1625
  Paid .............................................   $ .1625    $ .1625      $ .3250     $ .3250

Weighted average number of common shares outstanding
  Basic ............................................     1,057      1,055        1,056       1,054
  Assuming full dilution ...........................     1,062      1,057        1,061       1,058

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)


                                                        June 30,    December 31,      June 30,
                                                          2002         2001             2001
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................   $   980      $   947        $    55
  Trade receivables, less allowances, June 2002, $61;
    December 2001, $69; June 2001, $67 ...............     1,210        1,473          1,381
  Other receivables ..................................       296          313            342
  Inventories
     Raw materials and supplies ......................       133          130            136
     Work in process .................................       277          183            240
     Finished goods ..................................       800          698          1,000
                                                         -------      -------        -------
       Total Inventories .............................     1,210        1,011          1,376
                                                         -------      -------        -------

  Deferred income taxes ..............................       507          481            587
  Other current assets ...............................       294          207            220
  Net assets of discontinued operations...............         -           23             44
                                                         -------      -------        -------
       Total Current Assets ..........................     4,497        4,455          4,005
                                                         -------      -------        -------

Property, Plant and Equipment, at cost ...............     6,303        6,005          5,824
Less accumulated depreciation ........................    (2,756)      (2,457)        (2,343)
                                                         -------      -------        -------
       Net Property, Plant and Equipment .............     3,547        3,548          3,481
                                                         -------      -------        -------

Goodwill .............................................       954          935          1,053
Intangible Assets, less accumulated amortization .....       409          418            462
Other Assets .........................................       814          613            634
                                                         -------      -------        -------

                                                         $10,221      $ 9,969        $ 9,635
                                                         =======      =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                        June 30,    December 31,      June 30,
                                                          2002         2001             2001
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $  1,903       $  2,235       $  2,039
  Current portion of long-term debt ................        606            428            724
  Accounts payable .................................        532            401            362
  Accrued liabilities ..............................      1,188          1,307          1,349
  Dividends payable ................................        172            172              -
  Income taxes .....................................        392            295            407
                                                       --------       --------       --------
     Total Current Liabilities .....................      4,793          4,838          4,881
                                                       --------       --------       --------

Long-Term Debt .....................................      1,724          1,654          1,367
Deferred Income Taxes ..............................        571            459            423
Other Long-Term Liabilities ........................        713            805            707
Minority Interest ..................................         42             42             44

Contingent Redemption Value of Common Stock
  Put Options ......................................          -             34             99

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: June 2002, 1,370 shares;
            Dec. 2001, 1,368 shares;
            June 2001, 1,367 shares ................      1,370          1,368          1,367
  Additional paid-in capital .......................      1,151          1,094          1,004
  Earnings reinvested in the business ..............      6,250          6,077          6,095
  Accumulated other comprehensive loss .............     (1,428)        (1,437)        (1,400)
  Treasury stock, at cost: June 2002,
    Dec. and June 2001, 312 shares .................     (4,965)        (4,965)        (4,952)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,378          2,137          2,114
                                                       --------       --------       --------
                                                       $ 10,221       $  9,969       $  9,635
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30
                                                            ------------------
                                                            2002         2001
                                                            ----         ----
Operating Activities

    Net income .....................................       $ 516        $ 414
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         244          240
      Other ........................................           7           (8)
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         334          679
        Inventories ................................        (160)        (269)
        Accounts payable and accrued liabilities ...          25         (208)
        Other working capital items ................        (180)         (86)
        Other noncurrent assets and liabilities ....         (86)         (90)
                                                           -----        -----
          Net cash provided by operating activities          700          672
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (175)        (319)
    Disposals of property, plant and equipment .....          21           61
                                                           -----        -----
          Net cash used in investing activities ....        (154)        (258)
                                                           -----        -----
Financing Activities

    Proceeds from sale of put options ..............           -            5
    Proceeds from exercise of stock option and
         purchase plans ............................          23           22
    Proceeds from long-term debt ...................         350            -
    Repayment of long-term debt ....................        (197)         (56)
    Decrease in loans payable ......................        (333)        (143)
    Dividends paid .................................        (343)        (342)
    Settlements of debt-related derivative contracts           9            3
                                                           -----        -----
          Net cash used in financing activities ....        (491)        (511)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............           -           (1)
Net Cash Provided (Used) by Discontinued Operations.         (22)          91
                                                           -----        -----
Increase (decrease) in Cash and Cash Equivalents ...          33           (7)
Cash and Cash Equivalents at Beginning of Period ...         947           62
                                                           -----        -----
Cash and Cash Equivalents at End of Period .........       $ 980        $  55
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  50        $  92
    Income taxes ...................................       $ 149        $ 136


See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           2002        2001      2002      2001
                                           ----        ----      ----      ----
Net Income, as reported                   $ 293       $ 232     $ 516     $ 414

  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation               47         (36)        7       (79)
  Cash Flow Hedges                           (1)         (2)        2        (7)
                                          -----       -----     -----     -----
Comprehensive Income                      $ 339       $ 194     $ 525     $ 328
                                          =====       =====     =====     =====

Adjusted Comprehensive Income,
  assuming the adoption of SFAS 142
  for 2001                                $ 339       $ 199     $ 525     $ 339
                                          =====       =====     =====     =====


Accumulated Other Comprehensive Loss
------------------------------------
The accumulated balances for the components of Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------

Balance  December 31, 2000         $(1,280)       $ (34)       $   -        $(1,314)
Change in period                        19            -           (7)            12
Income tax benefit (expense)           (62)           -            2            (60)
                                    ------        ------       ------        -------
Balance  March 31, 2001            $(1,323)       $ (34)       $  (5)       $(1,362)
Change in period                       (16)           -           (4)           (20)
Income tax benefit (expense)           (20)           -            2            (18)
                                    ------        ------       ------        -------
Balance June 30, 2001              $(1,359)       $ (34)       $  (7)       $(1,400)
                                    ======        ======       ======        =======

Balance December 31, 2001          $(1,373)       $ (56)       $  (8)       $(1,437)
Change in period                       (46)           -            5            (41)
Income tax benefit (expense)             6            -           (2)             4
                                     ------       ------       ------        -------
Balance March 31, 2002             $(1,413)       $ (56)       $  (5)       $(1,474)
Change in period                       172            -           (2)           170
Income tax benefit (expense)          (125)           -            1           (124)
                                     ------       ------       ------        -------
Balance June 30, 2002              $(1,366)       $ (56)       $  (6)       $(1,428)
                                     ======       ======       ======        =======

The change in accumulated foreign currency translation adjustment for the quarter ended June 30, 2002, was a gain, net of tax, of $47 million, with gains in Europe largely offset by losses in Latin America. Losses for the quarter ended June 30, 2001, were $36 million, with Europe being the largest component.

See Accompanying Notes to Consolidated Financial Statements.



                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Comments
-------------------
Reference is made to the registrant's 2001 Annual Report to Stockholders, which contains, at pages 26 through 50, the audited consolidated financial statements and the notes thereto, which are incorporated by reference into the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Financial  statements  of  subsidiaries  outside  the  U.S.,  other  than  those operating in highly inflationary environments, are measured using the local currency as the functional currency. Adjustments from translating these financial statements into U.S. dollars are accumulated in the equity section of the balance sheet under the caption "Accumulated Other Comprehensive Gain or Loss."

For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Therefore, exchange gains and losses for these subsidiaries are included with all other transactional exchange gains and losses in the Consolidated Statement of Income under the caption "Exchange."

Prior-year financial statements have been reclassified to conform to the 2002 presentations.

Accounting Pronouncements
-------------------------

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." In November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that were previously classified as marketing expenses be classified as a reduction of revenue. The Company adopted the consensus on January 1, 2002. The adoption of EITF 00-25 resulted in the following reclassifications in the three months ended June 30, 2001 income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $196 million. The adoption of EITF 00-25 resulted in the following reclassifications in the six months ended June 30, 2001 income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $338 million. The adoption of EITF 00-25 had no impact on profit from operations, net income or earnings per share.

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

Intangible Assets (Millions)
----------------------------
                              Weighted
                              Average         June 30, 2002         December 31, 2001            June 30, 2001
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
                               (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                           6       $ 103      $  46        $ 103        $  38        $ 152      $  45
  Trademarks                        6          11          2           11            1           11          1
  Software                          5          16          8           16            7           16          6
  Other                            23          12          3           12            3           12          2
                                            -----      -----        -----        -----        -----      -----
Total                               7       $ 142      $  59        $ 142        $  49        $ 191      $  54
                                            =====      =====        =====        =====        =====      =====
Unamortized Intangible Assets
  Trademarks                                $ 314                   $ 313                     $ 319
  Pension                                      12                      12                         6

Aggregate Amortization Expense:
  For the Three Months ended
    June 30, 2002               $  5
    June 30, 2001               $ 14
  For the Six Months ended
    June 30, 2002               $ 10
    June 30, 2001               $ 28

Estimated Amortization Expense:
  For the Years ended
    December 31, 2002           $ 20
                 2003           $ 19
                 2004           $ 18
                 2005           $  5
                 2006           $  5
                 2007           $  2

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Goodwill by segment follows.
                            June 30,       Dec. 31,        June 30,
Net Carrying Amount           2002            2001           2001
                            ---------       --------       ---------
Blades & Razors             $  142           $ 140         $  141
Personal Care                    -               -              -
Duracell                       563             550            664
Oral Care                      172             172            176
Braun                           77              73             72
                            ------           -----         ------
  Total                     $  954           $ 935         $1,053
                            ======           =====         ======

The change between the December 31, 2001 and June 30, 2002 balances is due to the impact of foreign currency translation.

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

Goodwill and Intangible Assets - Adoption of SFAS 142
           (millions, except per share amounts)
-----------------------------------------------------

                                                 Three Months Ended        Six Months Ended
                                                      June 30                 June 30
                                                -------------------      -------------------
                                                   2002        2001         2002        2001
                                                 ------      ------       ------      ------
Net Income
----------
Net income, as reported                          $ 293       $ 232        $ 516       $ 414

  Add:  Goodwill amortization, net of tax                        5                       11
  Add:  Trademark amortization, net of tax                       2                        4
  Less: Amortization from change in useful                      (2)                      (4)
        lives, net of tax
                                                 -----       -----        -----       -----
Adjusted net income                              $ 293       $ 237        $ 516       $ 425
                                                 =====       =====        =====       =====


Net Income Per Common Share
---------------------------
Basic, as reported                               $ .28       $ .22        $ .49       $ .39

  Add:  Goodwill amortization, net of tax                        -                      .01
  Add:  Trademark amortization, net of tax                       -                        -
  Less: Amortization from change in useful                       -                        -
        lives, net of tax
                                                 -----       -----        -----       -----
Basic, adjusted                                  $ .28       $ .22        $ .49       $ .40
                                                 =====       =====        =====       =====


Assuming full dilution, as reported              $ .28       $ .22        $ .49       $ .39

  Add:  Goodwill amortization, net of tax                        -                      .01
  Add:  Trademark amortization, net of tax                       -                        -
  Less: Amortization from change in useful                       -                        -
        lives, net of tax
                                                 -----       -----        -----       -----
Assuming full dilution, adjusted                 $ .28       $ .22        $ .49       $ .40
                                                 =====       =====        =====       =====


Comprehensive Income
--------------------
Comprehensive income, as reported                $ 339       $ 194        $ 525       $ 328

  Add:  Goodwill amortization, net of tax                        5                       11
  Add:  Trademark amortization, net of tax                       2                        4
  Less: Amortization from change in useful                      (2)                      (4)
        lives, net of tax
                                                 -----       -----        -----       -----
Adjusted comprehensive income                    $ 339       $ 199        $ 525       $ 339
                                                 =====       =====        =====       =====

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

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of SFAS 145 effective April 1, 2002, and the adoption had no impact on the Company's reported results of operations or financial position.

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended        Six Months Ended
                                    June 30                 June 30
                              ------------------        ----------------
                                 2002       2001         2002       2001
                                 ----       ----         ----       ----
Net Sales                    $ 2,024     $ 1,922      $ 3,756    $ 3,543

Advertising                      159         145          296        263

  % Net Sales                    7.9%        7.5%         7.9%       7.4%



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

The charge for the restructuring program was $360 million, and activity under the program is virtually complete. The majority of the remaining balance is due to the timing of severance and other benefit payments. The charge for impaired intangible assets was $212 million to write down $157 million of acquired goodwill relating to the Thermoscan personal diagnostic appliance brand in the Braun segment and $55 million of acquired goodwill and identifiable intangible assets for certain national battery brands in the Duracell segment.

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

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000 Restructuring Program
--------------------------
                                                      Year to        Plan
                                         Activity       Date       Inception
                             Initial      Through       2002        Through           Balance
(Millions)                  Provision       2001      Activity    June 30, 2002    June 30, 2002
---------------------       ---------   -----------   --------   --------------   --------------
Employee-related expenses
  Severance payments          $146        $ 90         $ 33          $123             $ 23
  Other benefits                67          47            9            56               11
Asset impairments
  Prop., plant, & equip.       120         120            -           120                -
Contractual obligations
  and other                     27          24            2            26                1
                              ----        ----         ----          ----             ----
Total                         $360        $281         $ 44          $325             $ 35
                              ====        ====         ====          ====             ====

Employee Reductions          2,700       2,620           80         2,700                -

During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with the withdrawal from several noncore businesses and the closing of one factory in the Duracell segment. The factory closure, based on a study that revealed excess worldwide capacity, resulted in the reduction of 170 employees. The factory closure and the employee reductions have been completed.

In June 2002, the Company recorded a $30 million pre-tax gain on the sale of Gillette's rights in the Vaniqa business. Vaniqa was a joint venture with Bristol-Myers Squibb for a prescription cream that slows the growth of unwanted facial hair in women. This gain included a recovery of $8 million to the restructuring reserve. Proceeds from the sale were received in June 2002.
Details of the activity in the 2001 restructuring program follow.

2001 Restructuring Program
--------------------------
                                                      Year to        Plan
                                         Activity       Date       Inception
                             Initial     Through        2002        Through           Balance
(Millions)                  Provision      2001       Activity    June 30, 2002    June 30, 2002
---------------------       ---------   -----------   --------    -------------   -------------
Employee-related expenses
  Severance payments          $  3        $  -         $  2          $  2             $  1
Prop., plant, & equipment       23          23            -            23                -
Contractual obligations
  and other                     37           7           20*           27*              10
                              ----        ----         ----          ----             ----
Total                         $ 63        $ 30         $ 22          $ 52             $ 11
                              ====        ====         ====          ====             ====

Employee Reductions            170           -          164           164                6

* Includes recovery of $8 million in June 2002.

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
                                                     Net Sales
                                    --------------------------------------------
                                     Three Months Ended        Six Months Ended
                                          June 30                 June 30
                                    -------------------      -------------------
(Millions)                            2002        2001         2002        2001
                                     ------      ------       ------      ------
Blades & Razors                      $  884      $  806       $1,654     $1,486
Personal Care                           204         202          382        372
Duracell                                428         438          760        781
Oral Care                               275         254          540        499
Braun                                   233         222          420        405
                                     ------      ------       ------     ------
   Total                             $2,024      $1,922       $3,756     $3,543
                                     ======      ======       ======     ======

                               Profit/(Loss) from Operations
                               ------------------------------
                                     Three Months Ended
                                           June 30
                                    -----------------------
(Millions)                            2002         2001          Amortization        2001
                                                As Reported       Adjustment      As Adjusted
                                     ------     -----------      ------------     -----------
Blades & Razors                      $  324      $  272            $    -          $  272
Personal Care                             5          12                 -              12
Duracell                                 46          40                 8              48
Oral Care                                50          45                 1              46
Braun                                    22          24                 -              24
                                     ------      ------            ------          ------
 Subtotal Reportable Segments           447         393                 9             402
 All Other (1)                            2         (18)                -             (18)
                                     ------      ------            ------          ------
   Total                             $  449      $  375            $    9          $  384
                                     ======      ======            ======          ======

                               Profit/(Loss) from Operations
                               ------------------------------
                                      Six Months Ended
                                           June 30
                                    -----------------------
(Millions)                            2002         2001          Amortization        2001
                                                As Reported       Adjustment      As Adjusted
                                     ------     -----------      ------------     -----------
Blades & Razors                      $ 612       $  503            $    -          $  503
Personal Care                           16           20                 -              20
Duracell                                45           78                16              94
Oral Care                              103           95                 2              97
Braun                                   25           40                 -              40
                                     ------       ------           ------          ------
 Subtotal Reportable Segments          801          736                18             754
 All Other                             (24)         (42)                -             (42)
                                     ------      ------            ------          ------
   Total                             $ 777       $  694            $   18          $  712
                                     ======      ======            ======          ======

(1) Second Quarter 2002 All Other includes the $30 million gain on the sale of Vaniqa.

                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        Identifiable Assets
                                  -------------------------------
                                  June 30,   Dec. 31,    June 30,
(Millions)                          2002       2001        2001
                                  -------    -------     -------
Blades & Razors                  $ 3,258     $ 3,195     $ 3,182

Personal Care                        535         515         530

Duracell                           2,782       2,932       2,988

Oral Care                          1,057         976         938

Braun                              1,014         963       1,010
                                 -------     -------     -------
Subtotal Reportable Segments       8,646       8,581       8,648

All Other                          1,575       1,365         943

Discontinued Operations                -          23          44

                                 -------     -------     -------
  Total                          $10,221     $ 9,969     $ 9,635
                                 =======     =======     =======

                                     PAGE 15
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended        Six Months Ended
                                                   June 30                  June 30
                                             ------------------       ------------------
                                                2002      2001           2002      2001
                                                ----      ----           ----      ----
Net Income, as reported.................      $  293    $  232         $  516    $  414
                                              ======    ======         ======    ======
Adjusted net income, assuming the
  adoption of SFAS 142 for 2001 ........      $  293    $  237         $  516    $  425
                                              ======    ======         ======    ======


Common shares, basic ...................       1,057     1,055          1,056     1,054
Effect of dilutive securities:
    Stock options ......................           5         2              5         4
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,062     1,057          1,061     1,058
                                              ======    ======         ======    ======


Net Income per Common Share:

  Basic ................................      $  .28    $  .22         $  .49    $  .39
                                              ======    ======         ======    ======
  Assuming full dilution ........             $  .28    $  .22         $  .49    $  .39
                                              ======    ======         ======    ======


Adjusted Net Income per Common Share:

  Basic                                       $  .28    $  .22         $  .49    $  .40
                                              ======    ======         ======    ======
  Assuming full dilution                      $  .28    $  .22         $  .49    $  .40
                                              ======    ======         ======    ======

As of June 30, 2002 and 2001, 43.7 million and 48.1 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price. Therefore, the effect of including these options in the calculation would have been anti-dilutive.

                                     PAGE 16
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS 123 Stock Options
----------------------

The Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with SFAS 123, the Company provides, on a pro forma basis, the effect on the Company's net income and net income per common share had the Company recorded an expense for the fair value of options granted consistent with SFAS 123. For the years 1997 through 2001, the Company calculated the fair value of the options granted under the plan based on a one-year vesting period, even though the stock option plan was amended effective April 16, 1997, to provide for vesting in one-third increments over a three-year period. The following tables present the pro forma information as reported and as adjusted.

Years ended December 31,
(millions, except per share amounts)    2001     2000     1999      1998      1997
------------------------------------    ----     ----     ----      ----      ----
As Reported
-----------

Net income
  As reported                           $910     $392    $1,260    $1,081    $1,427
  Pro forma                              792      311     1,114       981     1,339
Net income per common share
Basic
  As reported                           $.86     $.37    $ 1.15       .96      1.27
  Pro forma                              .75      .29      1.02       .87      1.19
Assuming full dilution
  As reported                            .86      .37      1.14       .95      1.24
  Pro forma                              .75      .29      1.01       .86      1.16


As Adjusted
-----------

Net income
  As reported                           $910     $392    $1,260    $1,081    $1,427
  Pro forma                              801      282     1,179     1,031     1,410
Net income per common share
Basic
  As reported                           $.86     $.37    $ 1.15       .96      1.27
  Pro forma                              .76      .27      1.08       .92      1.24
Assuming full dilution
  As reported                            .86      .37      1.14       .95      1.24
  Pro forma                              .76      .27      1.06       .90      1.21

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

As explained in the "Accounting Pronouncements" section of this document, on January 1, 2002, the Company adopted EITF 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of a Vendor's Products and Services," and SFAS 142, "Goodwill and Other Intangible Assets."

The effect of EITF 00-25 resulted in the following reclassifications in the second quarter 2001 income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $196 million. The impact to the income statement for the six months ended June 30, 2001, was: net sales, gross profit and selling, general and administrative expenses were reduced by $338 million. The adoption of EITF 00-25 had no impact on profit from operations, net income or earnings per share.

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company realized a $9 million and $18 million reduction in selling, general and administrative expenses in the second quarter and six months ended June 30, 2002, respectively, due to the implementation of SFAS 142.

Second Quarter 2002 versus 2001
-------------------------------
Total Company: Sales for the quarter ended June 30, 2002, were $2.02 billion, an increase of 5% versus the same quarter of the prior year. The impact of exchange was less than 1% on reported sales for the quarter. The impact of volume/mix increased sales by 7%, while unfavorable pricing reduced sales by 2%,due to higher year-over-year sales promotion spending at Duracell and Oral Care.

Blades and Razors: Sales of blades and razors increased 10% and profits increased 19%, compared with the second quarter of last year. Excluding unmatched blade destocking activity in 2001, sales were up 7%. The ongoing worldwide success of our premium systems business--Mach3 and Venus--drove sales gains in North America, Europe and the AMEE markets. In addition, the new Mach3 Turbo drove strong sales gains in North America. Profit and margin increased in the quarter, due mainly to product mix shift towards the Mach3 franchise globally, favorable blade versus razor mix, and strong sales growth that was able to leverage the flat overheads. These gains more than offset higher advertising behind our new and established products.

Personal Care: Sales for the quarter increased by 1%,as compared with the prior year. The North America, Europe and AMEE markets drove growth. This was partially offset by lower sales in Latin America, where the struggling economy in Argentina and increased competitive pressures in Colombia continued to affect volumes and pricing in this region. In North America, there was strong consumer acceptance of our new PowerStripe deodorants and antiperspirants, as well as Gillette Series shave preps and the re-staged Satin Care line. Profit for the quarter fell 55%, due to a substantial increase in advertising expenses to support new product launches and brand franchise-building activities.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Duracell: Sales of Duracell for the quarter decreased 2% versus those of a year ago. Unit volume gains in most regions were more than offset by higher year-on-year promotional expenditures, the ongoing shift in product mix from Ultra to CopperTop, an adverse shift in pack size mix, and a retail channel shift in sales towards mass merchandisers and club stores. Despite the sales decline, profit from operations grew by 12% versus a year ago, reflecting manufacturing cost-savings initiatives and overhead containment activities.

Oral Care: Oral Care sales were 8% above those of 2001, driven by growth in both the manual and power toothbrush segments. New product introductions in North America, the Oral-B Stages line of children's manual toothbrushes, and sustained gains of the 3D Excel rechargeable power toothbrush, drove sales growth. In addition, strong growth was realized in Asia, due to strong rechargeable gains, and in AMEE markets, particularly Russia, from the entry-level Exceed, Vision and Classic manual toothbrushes. Profit from operations grew 11% from a year ago, at a higher pace than sales, reflecting lower manufacturing costs, offset partially by increased marketing spending to support the new product launches.


Braun: Sales of Braun rose 5% above those of the previous year. Sales were helped by favorable European currency, but strong electric shaver performances from the mid-priced Flex400 CC shaver launch in North America and the Flex XP and Syncro shavers in Japan were the main drivers. In Europe and AMEE, sales of household appliances continued to benefit from the bankruptcy and related product line rationalization of a competitor in these regions. Favorable product mix and cost-savings initiatives were offset by significantly higher advertising spending behind new products and by the impact of the Yen on margins in Japan, resulting in a decrease in profits of 8% versus prior year.

Six Months 2002 versus 2001
---------------------------

Total Company: Sales for the six months ended June 30, 2002, were $3.76 billion, an increase of 6% versus the same period last year. Unfavorable foreign exchange reduced net sales by 1%. Excluding the effect of exchange, sales increased 7%, attributable to 8% favorable volume/mix and unfavorable pricing of 1%.

Blades and Razors: Sales of blades and razors increased 11%, and profits increased 22% compared with the first six months of last year. Without the unfavorable effect of exchange, sales increased 13%. Sales growth in North America, Europe and the AMEE markets was driven by the success of premium shaving systems. In North America, blade and razor sales posted strong gains, reflecting the excellent performance of the new Mach3Turbo. Sales growth was also due to favorable comparisons with 2001, when sales were below consumption due to our destocking activities. Profit grew at a higher pace than sales, due to favorable product mix and flat overheads, which more than offset higher advertising expenses.

Personal Care: Personal Care sales increased 3% over those of 2001. The successes of the new PowerStripe deodorants and antiperspirants, new Gillette Series shave preps and the Satin Care line were partially offset by lower sales in Latin America. Profit from operations decreased 17%, due to increased marketing related to new product launches associated with rebuilding the franchise, which more than offset savings from cost-reduction initiatives.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Duracell: Sales of Duracell for the six months decreased 3% versus those of a year ago. Excluding exchange, sales were 2% lower. Higher unit shipments were offset by increased promotional spending, the adverse shift in mix from higher margin Ultra to CopperTop, an adverse shift in pack size mix and retail channel shift in sales towards mass merchandisers and club stores. The first-quarter costs of withdrawing selected hearing aid batteries, along with higher promotional spending and unfavorable mix shift, contributed to a decline in profit from operations of 43%, as compared with the prior year.

Oral Care: Oral Care sales were 8% above those of 2001, but would have been 9% above without the impact of exchange. Sales growth was largely driven by the success of new product introductions. In addition, strong growth in Asia and AMEE, particularly in Russia, contributed to the increase in sales. Profit from operations was 9% above that of the prior year, primarily reflecting sales performance.

Braun: Sales of Braun increased 4% over those of the prior year, with no impact from exchange. Strong electric shaver performance drove sales growth. Profit from operations declined 38%, as compared with the prior year, due to higher advertising expenses and the impact of the Yen on margin in Japan.

Costs and Expenses
------------------

Second Quarter 2002 versus 2001
-------------------------------

Gross profit for the three months ended June 30, 2002, was $1.22 million, an increase of 7% versus 2001. Gross profit as a percentage of sales was 60.6% compared with 59.8% in 2001. This improvement reflects cost savings from the December 2000 restructuring and our Strategic Sourcing Initiative, and favorable product mix in the blade and razor business, partially offset by higher promotional spending and unfavorable product mix at Duracell.

Selling, general and administrative expenses increased by $32 million, or 4%, versus the prior year. Advertising and sales promotion combined increased 6% over the prior year, with advertising increasing 10% and sales promotion decreasing slightly as a percentage of sales due to unmatched Venus launch activity in 2001. Other selling, general and administrative expenses increased by 3% over the prior year, mainly due to $31 million in incremental expenses related to our Functional Excellence initiative. This initiative is focused on reducing overhead costs, while upgrading capabilities, by improving processes and eliminating duplication across functions. The total cost of this project is estimated at $350-$400 million, of which approximately $80 million will be expensed in 2002, with the balance to be expensed from 2003-2005. Annualized savings are expected to be $300-$350 million by 2006. The exact flow of costs and benefits is still being determined, but we estimate that costs will outweigh benefits until sometime in 2004. The expenses generated by this program are being, and will continue to be, treated as part of operating expenses.

Profit from operations was $449 million, an increase of 20% from $375 million in 2001. Excluding the gain on the sale of Vaniqa, profit from operations was $419 million, an increase of 12% versus the prior year.

Net interest expense decreased, due to significantly lower rates year-over-year and our strong cash flow. Exchange and other charges were comparable with the year before.

The effective tax rate was unchanged at 31%.

Net income of $293 million was 26% above the $232 million in the prior year. Diluted net income per common share of $.28 was 27% above the $.22 of 2001. Excluding the gain on the sale of Vaniqa, net income of $272 million was 18% above the previous year, and diluted net income per common share of $.26 increased 18% over the prior year.

                                     PAGE 20
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months Ended June 30, 2002 versus 2001
------------------------------------------

Gross profit for the six months ended June 30, 2002, was $2.26 billion, an increase of 5% versus 2001. Gross profit as a percentage of sales was 60.3%, compared with 60.6% in 2001, as manufacturing efficiencies and cost reductions were more than offset by Duracell's higher year-over-year promotional spending and unfavorable mix.

Selling, general and administrative expenses increased by $63 million, or 4%, reflecting higher advertising and sales promotion expenses which, combined, increased by 10%, with advertising up 13% and sales promotion up 6% versus last year. Other selling, general and administrative expenses were 2% above those of the prior year. These expenses included a charge of $31 million related to our Functional Excellence initiative, which was primarily severance related.

Profit from operations was $777 million, up 12%, versus $694 million a year earlier. Excluding the gain on the sale of Vaniqa, profit from operations was $747 million, up 8% from 2001.

Net interest expense was lower, due to significantly lower rates and strong cash flow. The net effect of exchange was favorable, versus unfavorable in the prior year, due to first-quarter transactional gains in dollar-based assets held by countries whose currencies deteriorated. In addition, the exchange losses in 2001 as a result of Turkish devaluation were unmatched in 2002.

The effective tax rate was unchanged at 31%.

Net income of $516 million was 25% above the $414 million in 2001. Diluted net income per common share of $.49 was 26% above the $.39 of 2001. Excluding the gain on the sale of Vaniqa, net income of $495 million was 20% above the prior year, and diluted net income per common share of $.47 increased 21% over the prior year.

                                     PAGE 21
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------

Cash provided by operations is the Company's primary source of funds to finance operating needs, capital expenditures and dividend payments. During the six months ended June 30, 2002, the Company generated $700 million in cash from operations, compared with $672 million in the same period last year, a $28 million improvement, despite unmatched pension funding of $196 million in 2002. Continued focus on working capital management and lower capital spending resulted in a net debt reduction of $160 million for the six months. Net debt (total debt net of associated swaps, less cash and cash equivalents) ended at $3.16 billion at June 30, 2002, compared with the December 31, 2001, balance of $3.32 billion.

The Company's long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company's commercial paper program is supported by a $1.65 billion, 364-day revolving bank credit agreement expiring on October 15, 2002, and other sources of liquidity. The revolving bank credit agreement includes various covenants, including a covenant that requires an earnings-to-interest-expense ratio above 6.5X at each quarter end for the four quarters then ended. At June 30, 2002, the interest coverage ratio was 15.3X. The Company believes it has sufficient alternative sources of higher cost funding available to replace its commercial paper program, if necessary. At June 30, 2002, there was $1.76 billion outstanding under the Company's commercial paper program, compared with $1.97 billion at the end of 2001.

On March 6, 2002, the Company issued $350 million U.S. dollar-denominated 4.0% notes, due June 2005. The proceeds from the debt issuance were used to reduce commercial paper borrowings. The Company's $1.5 billion shelf registration statement, which was filed with the Securities and Exchange Commission in the second quarter of 2002, was declared effective on July 10, 2002. The shelf registration may be used to issue debt securities from time to time, depending on prevailing market conditions. It is currently anticipated that the proceeds from the sale of any debt securities under the shelf registration statement will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes.

                                     PAGE 22
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

The charge for the restructuring program was $360 million, and payments under the program continued throughout the first six months of 2002.

Pretax cash outlays for the restructuring program were estimated at approximately $240 million. Cash severance payments will continue in 2002, due to the severance payment deferral options available to terminated employees. At June 30, 2002, remaining cash outlays were $35 million, which will occur primarily this year. Pretax savings from the program were $31 million in the second quarter of 2002 and $56 million for the six months ended June 30, 2002. Savings will be approximately $135 million for the year.

During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with planned new actions; the withdrawal from several minor noncore businesses and the cessation of operations in one factory in the Duracell segment. The factory closure, based on a study that showed excess worldwide capacity, resulted in the reduction of 170 employees. Pretax savings from the program were $2 million in the second quarter of 2002 and $3 million for the six months ended June 30, 2002. Savings will be approximately $6 million for the year 2002.

                                     PAGE 23
                           PART II. OTHER INFORMATION


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


Item 4.  Vote of Security Holders

At its Annual Meeting on May 16, 2002, the stockholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2005 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                   For         Total %       Withheld      Total %
                               -----------     -------      ----------     -------
     Warren E. Buffett         910,486,722      98.142      17,234,090      1.858
     Michael B. Gifford        906,992,507      97.766      20,728,305      2.234
     Ray J. Groves             911,631,621      98.266      16,089,191      1.734
     Marjorie M. Yang          907,174,332      97.785      20,546,480      2.215


     The directors whose term of office as a director continued after the meeting are Edward F. DeGraan, Wilbur H. Gantz, Dennis F. Hightower, Herbert H. Jacobi, Nancy J. Karch, James M. Kilts, Jorge Paulo Lemann and Richard R. Pivirotto.

2. Approved the stockholder proposal to declassify the Board of Directors. The vote was 427,729,484 for the proposal, 340,089,081 against with 9,107,796 abstentions, and 150,794,451 broker nonvotes.


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

                                     PAGE 24
                           PART II. OTHER INFORMATION


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

Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Gillette include the following, some of which are described in greater detail below:

- the pattern of Gillette's sales, including variations in sales volume within periods;
- consumer demands and preferences, including the acceptance by Gillette's customers and consumers of new products and line extensions;
- the mix of products sold;
- Gillette's ability to control its internal costs and the cost of materials and services;
- competitive factors, including the prices, promotional incentives and trade terms of Gillette's products and the response of its customers and competitors to changes in these factors;
- technological  advances by  Gillette  and/or its  competitors;
- new patents granted to Gillette and/or its competitors;
- changes in exchange rates in one or more of Gillette's geographic markets;
- changes in accounting policies;
- acquisition and divestiture activities; or
- the impact of general economic conditions in the United States and in other countries in which Gillette currently does business.


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

                                     PAGE 25
                           PART II. OTHER INFORMATION


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

Cost-Savings Strategy
---------------------
Gillette has implemented a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

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

Gillette can be negatively affected by changes in the policies of its retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of Gillette's customers, particularly
Gillette's high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and shrinkage and change inventory delivery systems. While Gillette expects the level of trade inventory of its products to decline over time, the speed and magnitude of such reductions, and/or the inability of Gillette to develop satisfactory inventory delivery systems, could adversely affect operating results in any reporting period.

                                     PAGE 26
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits


Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 6(b)  Reports on Form 8-K

None.

                                     PAGE 27
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)




/s/ Claudio E. Ruben

Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

August 5, 2002