Form 10-Q
period 2002-09-30
GILLETTE CO
filed 2002-11-06
CIK 41499

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 2002              Commission File Number 1-922


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

                                             Yes   X          No______


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding October 31, 2002  .. . . . . . . . . . . . . . .1,054,979,520

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended       Nine Months Ended
                                                          September 30             September 30
                                                       ------------------        ----------------
                                                          2002       2001         2002       2001
                                                          ----       ----         ----       ----
Net Sales ..........................................   $ 2,168    $ 2,123      $ 5,924     $ 5,666
Cost of Sales ......................................       882        922        2,374       2,317
                                                       -------    -------      -------     -------
  Gross Profit .....................................     1,286      1,201        3,550       3,349

Selling, General and Administrative Expenses .......       764        728        2,281       2,182
Restructuring - Gain on Sale of Vaniqa .............         -          -          (30)          -
                                                       -------    -------      -------     -------
  Profit from Operations ...........................       522        473        1,299       1,167

Nonoperating Charges (Income):
  Interest income ..................................        (7)        (1)         (18)         (3)
  Interest expense .................................        21         34           65         119
  Exchange .........................................        (9)         6          (17)         13
  Other charges - net ..............................         4          5            8           9
                                                       -------    -------      -------     -------
                                                             9         44           38         138
                                                       -------    -------      -------     -------
Income before Income Taxes .........................       513        429        1,261       1,029

Income Taxes .......................................       159        133          391         319
                                                       -------    -------      -------     -------
  Net Income .......................................   $   354    $   296      $   870     $   710
                                                       =======    =======      =======     =======
  Adjusted Net Income, assuming the adoption
  of SFAS 142 for 2001 .............................   $   354    $   302      $   870     $   727
                                                       =======    =======      =======     =======


Net Income per Common Share:
  Basic ............................................   $   .33    $   .28      $   .82     $   .67
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $   .33    $   .28      $   .82     $   .67
                                                       =======    =======      =======     =======
Adjusted Net Income per Common Share:
  Basic ............................................   $   .33    $   .28      $   .82     $   .69
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $   .33    $   .28      $   .82     $   .69
                                                       =======    =======      =======     =======


Dividends per Common Share:
  Declared .........................................   $     -    $ .1625      $ .3250     $ .3250
  Paid .............................................   $ .1625    $ .1625      $ .4875     $ .4875

Weighted average number of common shares outstanding
  Basic ............................................     1,058      1,055        1,057       1,055
  Assuming full dilution ...........................     1,060      1,058        1,061       1,058

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)


                                                          September 30,  December 31,   September 30,
                                                               2002         2001             2001
                                                          ------------   ------------   ------------
                                                           (Unaudited)                   (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  981       $   947        $    68
  Trade receivables, less allowances, September 2002, $61;
    December 2001, $69; September 2001, $62 ..............    1,220         1,473          1,499
  Other receivables ......................................      282           313            304
  Inventories
     Raw materials and supplies ..........................      113           130            145
     Work in process .....................................      246           183            215
     Finished goods ......................................      821           698            954
                                                            -------       -------        -------
       Total Inventories .................................    1,180         1,011          1,314
                                                            -------       -------        -------

  Deferred income taxes ..................................      491           481            578
  Other current assets ...................................      251           207            200
  Net assets of discontinued operations...................        -            23             28
                                                            -------       -------        -------
       Total Current Assets ..............................    4,405         4,455          3,991
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    6,304         6,005          5,991
Less accumulated depreciation ............................   (2,809)       (2,457)        (2,454)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,495         3,548          3,537
                                                            -------       -------        -------

Goodwill .................................................      952           935          1,051
Intangible Assets, less accumulated amortization .........      400           418            480
Other Assets .............................................      766           613            618
                                                            -------       -------        -------

                                                            $10,018       $ 9,969        $ 9,677
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                     September 30,  December 31,   September 30,
                                                          2002         2001             2001
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $ 1,176        $  2,235      $  1,808
  Current portion of long-term debt ................       755             428           565
  Accounts payable .................................       519             401           353
  Accrued liabilities ..............................     1,238           1,307         1,306
  Dividends payable ................................         -             172             -
  Income taxes .....................................       345             295           416
                                                       --------       --------       --------
     Total Current Liabilities .....................     4,033           4,838         4,448
                                                       --------       --------       --------

Long-Term Debt .....................................     1,852           1,654         1,669
Deferred Income Taxes ..............................       591             459           449
Other Long-Term Liabilities ........................       713             805           715
Minority Interest ..................................        44              42            44

Contingent Redemption Value of Common Stock
  Put Options ......................................       241              34            99

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: Sept. 2002, 1,370 shares;
            Dec. 2001, 1,368 shares;
            Sept. 2001, 1,367 shares ...............     1,370           1,368         1,367
  Additional paid-in capital .......................       931           1,094         1,013
  Earnings reinvested in the business ..............     6,604           6,077         6,220
  Accumulated other comprehensive loss .............    (1,396)         (1,437)       (1,382)
  Treasury stock, at cost: Sept. 2002,
    Dec. and Sept. 2001, 312 shares .................   (4,965)         (4,965)       (4,965)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............     2,544           2,137         2,253
                                                       --------       --------       --------
                                                       $10,018        $  9,969       $ 9,677
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                            ------------------
                                                            2002         2001
                                                            ----         ----
Operating Activities

    Net income .....................................       $ 870        $ 710
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         371          359
      Other ........................................          12           (9)
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         323          637
        Inventories ................................        (146)        (183)
        Accounts payable and accrued liabilities ...          82         (235)
        Other working capital items ................         (97)         (39)
        Other noncurrent assets and liabilities ....           5          (60)
                                                           -----        -----
          Net cash provided by operating activities        1,420        1,180
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (278)        (449)
    Disposals of property, plant and equipment .....          31           84
    Other ..........................................           1            1
                                                           -----        -----
          Net cash used in investing activities ....        (246)        (364)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock                                 -          (12)
    Proceeds from sale of put options ..............          15            8
    Proceeds from exercise of stock option and
         purchase plans ............................          31           33
    Proceeds from long-term debt ...................         619          200
    Repayment of long-term debt ....................        (197)        (256)
    Decrease in loans payable ......................      (1,061)        (372)
    Dividends paid .................................        (515)        (514)
    Settlements of debt-related derivative contracts          (8)           6
                                                           -----        -----
          Net cash used in financing activities ....      (1,116)        (907)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............           2           (2)
Net Cash Provided (Used) by Discontinued Operations.         (26)          99
                                                           -----        -----
Increase in Cash and Cash Equivalents ..............          34            6
Cash and Cash Equivalents at Beginning of Period ...         947           62
                                                           -----        -----
Cash and Cash Equivalents at End of Period .........       $ 981        $  68
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $ 66         $ 135
    Income taxes ...................................       $218         $ 153

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30         September 30
                                         ------------------    ----------------
                                           2002        2001      2002      2001
                                           ----        ----      ----      ----
Net Income, as reported                   $ 354       $ 296     $ 870     $ 710
  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation               32          21        39       (58)
  Cash Flow Hedges                            -          (3)        2       (10)
                                          -----       -----     -----     -----
Comprehensive Income                      $ 386       $ 314     $ 911     $ 642
                                          =====       =====     =====     =====
Adjusted Comprehensive Income,
  assuming the adoption of SFAS 142
  for 2001                                $ 386       $ 320     $ 911     $ 659
                                          =====       =====     =====     =====


Accumulated Other Comprehensive Loss
------------------------------------
The accumulated balances for the components of Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2000         $(1,280)       $ (34)       $   -        $(1,314)
Change in period                        19            -           (7)            12
Income tax benefit (expense)           (62)           -            2            (60)
                                    ------        ------       ------        -------
Balance  March 31, 2001            $(1,323)       $ (34)       $  (5)       $(1,362)
Change in period                       (16)           -           (4)           (20)
Income tax benefit (expense)           (20)           -            2            (18)
                                    ------        ------       ------        -------
Balance June 30, 2001              $(1,359)       $ (34)       $  (7)       $(1,400)
Change in period                        (2)           -           (4)            (6)
Income tax benefit (expense)            23            -            1             24
                                     ------       ------       ------        -------
Balance September 30, 2001         $(1,338)       $ (34)       $ (10)       $(1,382)
                                     ======       ======       ======        =======

Balance  December 31, 2001         $(1,373)       $ (56)       $  (8)       $(1,437)
Change in period                       (46)           -            5            (41)
Income tax benefit (expense)             6            -           (2)             4
                                    ------        ------       ------        -------
Balance  March 31, 2002            $(1,413)       $ (56)       $  (5)       $(1,474)
Change in period                       172            -           (2)           170
Income tax benefit (expense)          (125)           -            1           (124)
                                    ------        ------       ------        -------
Balance June 30, 2002              $(1,366)       $ (56)       $  (6)       $(1,428)
Change in period                       (37)           -            -            (37)
Income tax benefit (expense)            69            -            -             69
                                     ------       ------       ------        -------
Balance September 30, 2002         $(1,334)       $ (56)       $  (6)       $(1,396)
                                     ======       ======       ======        =======

The change in accumulated foreign currency translation adjustments for the quarters ending September 30, 2002 and 2001, were gains, net of tax, of $32 million and $21 million, respectively. The gains in both quarters were due to strengthening European currencies offset by weakening Latin American currencies versus the U.S. dollar.

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

Financial  statements  of  subsidiaries  outside  the  U.S.,  other  than  those operating in highly inflationary environments, are measured using the local currency as the functional currency. Adjustments from translating these financial statements into U.S. dollars are accumulated in the equity section of the balance sheet under the caption, "Accumulated Other Comprehensive Gain or Loss."

For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Therefore, exchange gains and losses for these subsidiaries are included with all other transactional exchange gains and losses in the Consolidated Statement of Income under the caption, "Exchange."

Prior-year financial statements have been reclassified to conform to the 2002 presentations.


Accounting Pronouncements
-------------------------

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." In November 2001, the issues discussed in EITF 00-25 were codified with related issues into EITF 01-9, "Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor's Products)." This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that were previously classified as marketing expenses be classified as a reduction of revenue. The Company adopted the consensus on January 1, 2002. The adoption of EITF 00-25 resulted in the following reclassifications in the three months ended September 30, 2001, income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $238 million. The adoption of EITF 00-25 resulted in the following reclassifications in the nine months ended September 30, 2001, income statement: net sales, gross profit and selling, general and administrative expenses were reduced by $576 million. The adoption of EITF 00-25 had no impact on profit from operations, net income or earnings per share.

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

Intangible Assets (Millions)
----------------------------
                              Weighted
                              Average      September 30, 2002         December 31, 2001      September 30, 2001
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
                               (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                           6       $ 103      $  50        $ 103        $  38        $ 175      $  46
  Trademarks                        6          11          2           11            1           11          1
  Software                          5          11          9           16            7           16          7
  Endorsements                      -          61         61           61           61           61         61
  Other                            23          12          3           12            3           12          2
                                            -----      -----        -----        -----        -----      -----
Total                               7       $ 198      $ 125        $ 203        $ 110        $ 275      $ 117
                                            =====      =====        =====        =====        =====      =====
Unamortized Intangible Assets
  Trademarks                                $ 315                   $ 313                     $ 316
  Pension                                      12                      12                         6

Aggregate Amortization Expense:
  For the Three Months ended
    September 30, 2002          $  5
    September 30, 2001          $ 14
  For the Nine Months ended
    September 30, 2002          $ 15
    September 30, 2001          $ 42

Estimated Amortization Expense:
  For the Years ended
    December 31, 2002           $ 20
                 2003           $ 19
                 2004           $ 18
                 2005           $  5
                 2006           $  5
                 2007           $  2

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Goodwill by segment follows.
                          September 30,   Decemeber 31,   September 30,
Net Carrying Amount           2002            2001           2001
                          ------------    ------------    ------------
Blades & Razors             $ 140            $ 140         $ 140
Personal Care                   -                -             -
Duracell                      563              550           660
Oral Care                     173              172           174
Braun                          76               73            77
                            ------           -----        ------
  Total                     $ 952            $ 935        $1,051
                            ======           =====        ======

The change between the December 31, 2001, and September 30, 2002, balances is mainly due to the impact of foreign currency translation.

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

Goodwill and Intangible Assets - Adoption of SFAS 142
           (millions, except per share amounts)
-----------------------------------------------------

                                                 Three Months Ended       Nine Months Ended
                                                    September 30             September 30
                                                -------------------      -------------------
                                                   2002        2001         2002        2001
                                                 ------      ------       ------      ------
Net Income
----------
Net income, as reported                          $ 354       $ 296        $ 870       $ 710

  Add:  Goodwill amortization, net of tax                        6                       17
  Add:  Trademark amortization, net of tax                       2                        6
  Less: Amortization from change in useful                      (2)                      (6)
        lives, net of tax
                                                 -----       -----        -----       -----
Adjusted net income                              $ 354       $ 302        $ 870       $ 727
                                                 =====       =====        =====       =====


Net Income Per Common Share
---------------------------
Basic, as reported                               $ .33       $ .28        $ .82       $ .67

  Add:  Goodwill amortization, net of tax                        -                      .02
  Add:  Trademark amortization, net of tax                       -                        -
  Less: Amortization from change in useful                       -                        -
        lives, net of tax
                                                 -----       -----        -----       -----
Basic, adjusted                                  $ .33       $ .28        $ .82       $ .69
                                                 =====       =====        =====       =====


Assuming full dilution, as reported              $ .33       $ .28        $ .82       $ .67

  Add:  Goodwill amortization, net of tax                        -                      .02
  Add:  Trademark amortization, net of tax                       -                        -
  Less: Amortization from change in useful                       -                        -
        lives, net of tax
                                                 -----       -----        -----       -----
Assuming full dilution, adjusted                 $ .33       $ .28        $ .82       $ .69
                                                 =====       =====        =====       =====


Comprehensive Income
--------------------
Comprehensive income, as reported                $ 386       $ 314        $ 911       $ 642

  Add:  Goodwill amortization, net of tax                        6                       17
  Add:  Trademark amortization, net of tax                       2                        6
  Less: Amortization from change in useful                      (2)                      (6)
        lives, net of tax
                                                 -----       -----        -----       -----
Adjusted comprehensive income                    $ 386       $ 320        $ 911       $ 659
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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management is in the process of evaluating the impact of this statement and does not believe that its adoption will have a material impact on the financial statements.

Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended        Nine Months Ended
                                 September 30              September 30
                              ------------------        ----------------
                                 2002       2001         2002       2001
                                 ----       ----         ----       ----
Net Sales                    $ 2,168     $ 2,123      $ 5,924    $ 5,666

Advertising                      160         160          456        422

  % Net Sales                    7.4%        7.5%         7.7%       7.4%

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

2000 Restructuring Program
--------------------------
                                                      Year to        Plan
                                         Activity       Date       Inception
                             Initial      Through       2002        Through          Balance
(Millions)                  Provision       2001      Activity   Sept. 30, 2002   Sept. 30, 2002
---------------------       ---------   -----------   --------   --------------   --------------
Employee-related expenses
  Severance payments          $146        $ 90         $ 38          $128             $ 18
  Other benefits                67          47           11            58                9
Asset impairments
  Prop., plant, & equip.       120         120            -           120                -
Contractual obligations
  and other                     27          24            3            27                -
                              ----        ----         ----          ----             ----
Total                         $360        $281         $ 52          $333             $ 27
                              ====        ====         ====          ====             ====

Employee Reductions          2,700       2,620          139         2,759                -

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring and Asset Impairments (Continued)
-----------------------------------------------
During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with the withdrawal from several noncore businesses and the closing of one factory in the Duracell segment. The factory closure, based on a study that revealed excess worldwide capacity, resulted in the reduction of 170 employees. The factory closure and the majority of employee reductions have been completed.

In June 2002, the Company recorded a $30 million pretax gain on the sale of Gillette's rights in the Vaniqa business. Vaniqa, a prescription cream that slows the growth of unwanted facial hair in women, was distributed through a joint venture with Bristol-Myers Squibb. This gain included a recovery of $8 million to the restructuring reserve. Proceeds from the sale were received in June 2002. Details of the activity in the 2001 restructuring program follow.

2001 Restructuring Program
--------------------------
                                                      Year to         Plan
                                         Activity       Date        Inception
                             Initial     Through        2002         Through         Balance
(Millions)                  Provision      2001       Activity    Sept. 30, 2002  Sept. 30, 2002
---------------------       ---------    --------     --------    --------------  --------------
Employee-related expenses
  Severance payments          $  3        $  -         $  2          $  2             $  1
Prop., plant, & equipment       23          23            -            23                -
Contractual obligations
  and other                     37           7           20*           27*              10
                              ----        ----         ----          ----             ----
Total                         $ 63        $ 30         $ 22          $ 52             $ 11
                              ====        ====         ====          ====             ====

Employee Reductions            170           -          164           164                6

* Includes recovery of $8 million in June 2002.

                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence ("FE") initiative. This initiative is focused on reducing overhead costs, while upgrading capabilities, by improving processes and eliminating duplication across functions. Through September 2002, "FE" programs amounting to $48 million have been prepared, approved and executed. The costs related to these programs, primarily severance related, have been recorded as normal operating expenses in selling, general and administrative expenses.

                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Share Repurchase Program
------------------------

The Company has a share repurchase program that authorizes the purchase of up to 125 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2001, the Company repurchased 94.1 million shares in the open market for $4,096 million. There were no repurchases in the first nine months of 2002.

During 2002, the Company has continued to sell equity put options as an enhancement to the repurchase program and collected $15.2 million in premiums during the three months and nine months ended September 30, 2002. These options provide the Company with an additional opportunity to supplement open-market purchases of its common stock if the options expire "in the money" (the option strike price is greater than the closing price for Gillette common stock on the expiration date). In addition, the premiums received are a source of funding for share purchases. The options are exercisable only on the last day of their term. The Company, at its discretion, may elect to settle by paying net cash or by purchasing the shares.

The put option prices were based on the market value of the Company's stock at the date of issuance. The redemption value of the outstanding options, which represents the options' price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options", with a value of $241 million. All of the outstanding put options mature in the fourth quarter.

At September 30, 2002, the outstanding put options had strike prices which were greater than the closing price for Gillette common stock on September 30, 2002. Those options were, therefore, "in the money." Although the options are not exercisable until a future date, the "in the money" obligation at September 30, 2002 was $10.3 million.

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
                                                     Net Sales
                                    --------------------------------------------
                                     Three Months Ended       Nine Months Ended
                                        September 30             September 30
                                    -------------------      -------------------
(Millions)                            2002        2001         2002        2001
                                     ------      ------       ------      ------
Blades & Razors                      $  887      $  861       $2,541     $2,347
Personal Care                           213         214          595        586
Duracell                                482         503        1,242      1,284
Oral Care                               321         300          861        799
Braun                                   265         245          685        650
                                     ------      ------       ------     ------
   Total                             $2,168      $2,123       $5,924     $5,666
                                     ======      ======       ======     ======

                                                  Profit/(Loss) from Operations
                                                 Three Months Ended September 30
                                     --------------------------------------------------------
(Millions)                            2002         2001          Amortization        2001
                                                As Reported       Adjustment      As Adjusted
                                     ------     -----------      ------------     -----------
Blades & Razors                      $  377      $  332            $    -          $  332
Personal Care                            17          28                 -              28
Duracell                                 78          56                 8              64
Oral Care                                60          68                 1              69
Braun                                    22          25                 -              25
                                     ------      ------            ------          ------
 Subtotal Reportable Segments           554         509                 9             518
 All Other                              (32)        (36)                -             (36)
                                     ------      ------            ------          ------
   Total                             $  522      $  473            $    9          $  482
                                     ======      ======            ======          ======

                                                  Profit/(Loss) from Operations
                                                 Nine Months Ended September 30
                                     --------------------------------------------------------
(Millions)                            2002         2001          Amortization        2001
                                                As Reported       Adjustment      As Adjusted
                                     ------     -----------      ------------     -----------
Blades & Razors                      $  989       $  835            $    -          $  835
Personal Care                            33           48                 -              48
Duracell                                123          134                24             158
Oral Care                               163          163                 3             166
Braun                                    47           65                 -              65
                                     ------       ------            ------          ------
 Subtotal Reportable Segments         1,355        1,245                27           1,272
 All Other (1)                          (56)         (78)                -             (78)
                                     ------       ------            ------          ------
   Total                             $1,299       $1,167            $   27          $1,194

(1) Nine months ended September 30, 2002, All Other includes the $30 million pretax gain on the sale of Vaniqa.

                                     PAGE 16
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        Identifiable Assets
                                  -------------------------------
                                  Sept. 30,   Dec. 31,   Sept. 30,
(Millions)                          2002       2001        2001
                                  --------    -------    --------
Blades & Razors                  $ 3,149     $ 3,195     $ 3,120

Personal Care                        526         515         520

Duracell                           2,786       2,932       3,102

Oral Care                          1,062         976         948

Braun                              1,009         963       1,032
                                 -------     -------     -------
Subtotal Reportable Segments       8,532       8,581       8,722

All Other                          1,486       1,365         927

Discontinued Operations                -          23          28

                                 -------     -------     -------
  Total                          $10,018     $ 9,969     $ 9,677
                                 =======     =======     =======

                                     PAGE 17
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended       Nine Months Ended
                                                   Sept. 30              September 30
                                             ------------------       ------------------
                                                2002      2001           2002      2001
                                                ----      ----           ----      ----
Net Income, as reported.................      $  354    $  296         $  870    $  710
                                              ======    ======         ======    ======
Adjusted net income, assuming the
  adoption of SFAS 142 for 2001 ........      $  354    $  302         $  870    $  727
                                              ======    ======         ======    ======


Common shares, basic ...................       1,058     1,055          1,057     1,055
Effect of dilutive securities:
    Stock options ......................           2         3              4         3
                                              ------    ------         ------    ------
Common shares, assuming full dilution          1,060     1,058          1,061     1,058
                                              ======    ======         ======    ======


Net Income per Common Share:

  Basic ................................      $  .33    $  .28         $  .82    $  .67
                                              ======    ======         ======    ======
  Assuming full dilution ........             $  .33    $  .28         $  .82     $ .67
                                              ======    ======         ======    ======


Adjusted Net Income per Common Share:

  Basic                                       $  .33    $  .28         $  .82    $  .69
                                              ======    ======         ======    ======
  Assuming full dilution                      $  .33    $  .28         $  .82    $  .69
                                              ======    ======         ======    ======

As of September 30, 2002 and 2001, 56.2 million and 47.3 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price. Therefore, the effect of including these options in the calculation would have been anti-dilutive.

                                     PAGE 18
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS 123 Stock Options
----------------------

The Company applies APB 25 and related interpretations in accounting for its stock option plans. In accordance with SFAS 123, the Company provides, on a pro forma basis, the effect on the Company's net income and net income per common share had the Company recorded an expense for the fair value of options granted consistent with SFAS 123. For the years 1997 through 2001, the Company calculated the fair value of the options granted under the plan based on a one-year vesting period, even though the stock option plan was amended, effective April 16, 1997, to provide for vesting in one-third increments over a three-year period. The following tables present the pro forma information as reported and as adjusted.

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


Third Quarter 2002 versus Third Quarter 2001
--------------------------------------------
Total Company: Sales for the quarter ended September 30, 2002, were $2.17 billion, an increase of 2% versus the same quarter of the prior year. Pricing in the quarter was favorable by 2%, and foreign exchange had no material impact.

Blades and Razors: Sales of blades and razors increased 3%, while profit from operations increased 14%, compared with the third quarter of last year. Without the effect of exchange, sales grew 4%. The key drivers to sales growth were strong systems sales worldwide, higher pricing and ongoing trade-up to Mach3 and Venus. In addition, shipments of disposable razors continued to improve during the quarter. The increase in profits was driven by growth in Mach3 and Venus globally, favorable systems versus disposables product mix and savings from our strategic sourcing initiative. These gains more than offset incremental Functional Excellence expenses. In the fourth quarter of 2001, we experienced a pre-price increase buy-in of approximately two weeks supply of blade/razor product in North America in advance of a price increase on select blade/razor product effective January 1, 2002. The buy-in was equivalent to approximately $50 million in sales. This year, we will not have a price increase effective January 1, 2003. Therefore we anticipate no pre-price increase buy-in in the fourth quarter of 2002. However, we have announced to our trade partners in North America that we intend to increase prices on select blade/razor products around February 1, 2003.

Personal Care: Personal Care sales in the quarter were 1% below those of 2001, due to lower sales in Latin America, where the struggling economy in Argentina and increased competitive pressures in Colombia continued to affect volumes and pricing. The sales decline also reflected higher trade and consumer spending to support new products in the US. These factors offset underlying unit growth in the North America and AMEE markets. Personal Care profit from operations declined 40%, as increased advertising to support new products more than offset manufacturing efficiencies and savings from our strategic sourcing initiative.

Duracell: Sales of Duracell for the quarter decreased 4% versus those of a year ago. Without the effect of exchange, sales fell 5%. Despite strong unit gains in the Europe and AMEE markets, sales declined due to several factors, including lower shipments in North America (share loss as a result of lower promotional spending), the ongoing shift in product mix from Ultra to CopperTop, an adverse shift in pack size mix related to the retail channel shift in sales towards mass merchandisers and club stores, and battery category weakness in Latin America. Profit from operations increased 41% versus the third quarter of the prior year, due primarily to cost savings initiatives.

Oral Care: Oral Care sales were 7% above those of 2001. Without the effect of exchange, sales were 6% above those of the prior year. In Manual Oral Care, sales were driven by the successful North American launch of the Oral-B Stages line of children's toothbrushes and the restage of the entry-level "Indicator" brush. Strong growth in Asia and AMEE, particularly in Russia, from our entry level Exceed, Vision and Classic toothbrushes also made a significant contribution. In Power Oral Care, sales growth was driven by the 3D Excel rechargeable power toothbrush in North America, incremental battery market share in both North America and Europe and strong rechargeable gains in Asia plus substantial gains in the battery powered business. Third-quarter profit from operations fell 12%, reflecting incremental expenses related to the write-down of excess real property, mix shift to battery brushes, higher advertising and promotional support behind new products, and unfavorable pricing and higher trade spending in the battery segment.

                                     PAGE 20
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun: Sales of Braun in the quarter were 8% above those of the previous year. Excluding exchange, Braun sales were 5% higher than in the prior year. The increase in sales was driven by strong electric shaver performance in the North America, Japan and AMEE markets, which offset weakness in the key German market where conversion to the Euro negatively impacted consumer confidence resulting in market contraction this quarter. Higher advertising spending behind new products, the impact of the Yen on our margins in Japan and Functional Excellence incremental costs more than offset the favorable impact of cost savings initiatives, resulting in a 12% decrease in profit from operations, compared with the prior year.


Nine Months 2002 versus Nine Months 2001
----------------------------------------
Total Company: Sales for the nine months ended September 30, 2002, were $5.92 billion, an increase of 5% versus the same period last year. Volume/mix accounted for the entire increase, while pricing and exchange were immaterial.

Blades and Razors: Sales of blades and razors increased 8%, while profit was up 18%, compared with the first nine months of last year. Excluding exchange, sales grew 10%. Sales growth was driven by the success of our premium shaving systems and favorable comparisons to 2001, when we sold below consumption. The increase in profits was driven by growth in Mach3 and Venus globally, favorable systems versus disposables product mix and savings from our strategic sourcing initiative. These gains more than offset incremental Functional Excellence expenses and higher manufacturing costs, due to the strong Euro. In the fourth quarter of 2001, we experienced a pre-price increase buy-in of approximately two weeks supply of blade/razor product in North America in advance of a price increase on select blade/razor product effective January 1, 2002. The buy-in was equivalent to approximately $50 million in sales. This year, we will not have a price increase effective January 1, 2003. Therefore we anticipate no pre-price increase buy-in in the fourth quarter of 2002. However, we have announced to our trade partners in North America that we intend to increase prices on select blade/razor products around February 1, 2003.

Personal  Care:  Personal Care sales were 2% above those of 2001,  driven by new product successes that were partially offset by currency devaluations, competitive activity and market contraction in Latin America. Profit from operations declined 31%, due to increased marketing to support new product launches, which more than offset the impact of higher sales and savings from our strategic sourcing initiative.

Duracell: Sales of Duracell for the nine months decreased 3% from those of a year ago. Favorable unit shipments were offset by increased promotional spending and an adverse shift in pack size mix related to the retail channel shift in sales towards mass merchandisers and club stores. The higher promotional spending in the first and second quarters, unfavorable mix shift from Ultra to CopperTop, and the first-quarter 2002 costs of withdrawing selected hearing aid batteries contributed to an 8% decrease in profit from operations, as compared with the prior year.

Oral Care: Oral Care sales were 8% above those of 2001, reflecting the success of new product introductions in both the manual and power segments. Profit from operations showed little change from that of the prior year, as sales gains from new products and cost savings were offset by increased marketing spending and incremental expenses related to the write-down of excess real property.

Braun: Sales of Braun were 5% above those of the previous year. Sales increased 4% over the prior year without the impact of exchange. Sales growth was driven by the success of our new electric shavers. Profit from operations decreased 28%, as compared with the year-ago period. Higher advertising to support new products and the Yen impact on our margin in Japan offset profit growth from sales advances.

                                     PAGE 21
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Costs and Expenses,  Third Quarter 2002 versus Third Quarter 2001
-----------------------------------------------------------------
Gross profit for the quarter ended September 30, 2002, was $1.29 billion, an increase of 7%, compared with the third quarter of 2001. Gross profit as a percentage of sales was 59.3%, compared with 56.6% in 2001. Gross margin improvement was driven by cost savings from the December 2000 restructuring, savings from our strategic sourcing initiative, favorable product mix in our Blade/Razor business, and cost savings and lower trade spending in the Duracell segment. This was partially offset by higher promotional spending and unfavorable product mix in Oral Care.

Selling, general and administrative expenses increased by $36 million, or 5%, reflecting higher marketing and administrative expenses. Advertising was marginally up (1%), and sales promotion grew 4% to 3.4% of sales. Other marketing and administrative expenses were 6% above those of the prior year.
Excluding the third-quarter provision of $17 million for the Functional Excellence program, other marketing and administrative expenses were 3% above those of the prior year and effectively unchanged year-over-year as a percentage of sales.

Profit from operations was $522 million, up 10% versus $473 million a year earlier. The adoption of SFAS 142 resulted in a third-quarter decrease in amortization of approximately $9 million pretax, compared with a year ago.

Net interest expense was lower, due to lower interest rates year-over-year and strong cash flow in the quarter. The impact of exchange was a net gain for the third quarter of 2002, compared with a net loss, due to Turkish devaluation, in the third quarter of 2001. The effective tax rate was unchanged at 31%.

Net income was $354 million, an increase of 20% from $296 million in 2001. Diluted net income per common share of $.33 was 18% higher than the $.28 in 2001. Given the substantial decline in equity markets to date, the Company estimates that it will incur higher pension costs in 2003. Current pension plan asset levels and estimates of year-end pension liabilities could result in an unfavorable earnings per share impact of approximately $.05 per share in 2003. However, changes in equity markets and long-term interest rates, as well as additional funding prior to year end could all impact this estimate.


Costs and Expenses, Nine Months 2002 versus Nine Months 2001
------------------------------------------------------------
Gross profit for the nine months ended September 30, 2002, was $3.6 billion, an increase of 6% versus 2001. Gross profit as a percentage of sales was 59.9%, compared with 59.1% in 2001. Favorable Blade/Razor mix and savings from our restructuring programs and the strategic sourcing initiative, partially offset by higher year-over-year trade spending and unfavorable product mix shifts in both Duracell and Oral Care, contributed to the gross margin improvement.

Selling, general and administrative expenses increased by 3% over 2001. Excluding the $30 million pretax gain on the sale of the Vaniqa business, selling, general and administrative expenses increased 5%, compared with the prior year. Advertising spending was up 8%, driven by higher investment behind both new and established products. Sales promotion increased 5% over the prior year, but was unchanged as a percentage of sales at 3.8%. Other marketing and administrative expenses increased 2%, compared with the prior year, or 4%, excluding the gain on the sale of Vaniqa in the second quarter of 2002. The increase was driven by a year-to-date expense of $48 million related to our Functional Excellence program.

Profit from operations was $1.30 billion, up 11% versus $1.17 billion in 2001. Excluding the gain on the sale of Vaniqa, profit from operations was $1.27 billion, an increase of 9% from the prior year. The adoption of SFAS 142 resulted in a year-to-date decrease in amortization of approximately $26 million pretax as compared with the prior year.

                                     PAGE 22
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net interest expense declined, due to significantly lower rates year-over-year and our strong cash flow. Transactional gains in the quarter compared with losses a year ago that arose primarily in Turkey. The effective tax rate was unchanged at 31%.

Net income of $870 million was 23% higher than the $710 million in 2001. Excluding the gain on the sale of Vaniqa in the second quarter of 2002, net income was $850 million, an increase of 20% over the previous year. Diluted net income per common share of $.82 was 22% higher than the $.67 in 2001. Excluding the gain on the sale of Vaniqa in the second quarter of 2002, diluted net income per common share of $.80 was 19% above the previous year. Given the substantial decline in equity markets to date, the Company estimates that it will incur higher pension costs in 2003. Current pension plan asset levels and estimates of year-end pension liabilities could result in an unfavorable earnings per share impact of approximately $.05 per share in 2003. However, changes in equity markets and long-term interest rates, as well as additional funding prior to year end could all impact this estimate.


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

The charge for the restructuring program was $360 million, and payments under the program continued throughout the first nine months of 2002.

Pretax cash outlays for the restructuring program were estimated at approximately $240 million. Cash severance payments will continue in 2002, due to the severance payment deferral options available to terminated employees. At September 30, 2002, remaining cash outlays were $27 million, which will occur primarily this year. Pretax savings from the program were $31 million in the third quarter of 2002 and $87 million for the nine months ended September 30, 2002. Savings will be approximately $115 million for the year.

During the fourth quarter of 2001, the Company recorded a charge of $63 million associated with planned new actions, including the withdrawal from several minor noncore businesses and the cessation of including operations in one factory in the Duracell segment. The factory closure, based on a study that showed excess worldwide capacity, resulted in the reduction of 170 employees. Pretax savings from the program were $2 million in the third quarter of 2002 and $5 million for the nine months ended September 30, 2002. Savings will be approximately $6 million for the year 2002.

In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative. This initiative is focused on reducing overhead costs, while upgrading capabilities, by improving processes and eliminating duplication across functions. The total cost of this project is estimated at $350-$400 million. During 2002, the Company expects that programs related to this initiative will be prepared, approved and executed and that the cost in 2002 will be between $80-$100 million. The balance of the costs will be expensed (when the programs have been prepared, approved and executed) from 2003-2005. Annualized savings are expected to be $300-$350 million by 2006.

                                     PAGE 23
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------

Cash provided by operations has been the Company's primary source of funds to finance operating needs, capital expenditures and dividend payments. During the nine months ended September 30, 2002, the Company generated $1.42 billion in cash from operations, compared with $1.18 billion in the same period last year, a $240 million improvement, despite unmatched pension funding of $200 million in 2002. Continued focus on working capital management and lower capital spending resulted in a net debt reduction of $630 million for the nine months. Net debt (total debt net of associated swaps, less cash and cash equivalents) ended at $2.69 billion at September 30, 2002, compared with the December 31, 2001, balance of $3.32 billion.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.47 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity, primarily the Company's cash flow. At September 30, 2002, there was $1.09 billion outstanding under the Company's commercial paper program, compared with $1.97 billion at the end of 2001. On October 15, 2002, the Company entered into a new 364-day revolving bank credit facility in the amount of $1.1 billion expiring on October 14, 2003. A provision in this agreement gives the Company the option to convert it into a one-year term loan in the amount of up to $1.1 billion.

On March 6, 2002, the Company privately placed $350 million 4.0% notes, due June 2005. The proceeds from the debt issuance were used to reduce commercial paper borrowings. On August 21, 2002, the Company exchanged its 4.0% notes due June 2005, which were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4, for approximately $327 million of the notes that were privately placed on March 6, 2002.

A shelf registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission was declared effective on July 10, 2002. Under the registration statement, the Company may issue debt securities in the U.S. of up to $1.5 billion. It is currently anticipated that the proceeds from the sale of any debt securities issued under the shelf registration statement will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including repurchase of the Company's stock.

At September 30, 2002, $268 million was issued under this shelf registration statement, consisting of $250 million 4.125% notes, due August 2007, and $18 million in fixed interest notes with various terms and maturities, issued under the Gillette CoreNotes(TM) program. All proceeds from these issuances were used to reduce commercial paper borrowings.

On October 1, 2002, the Company issued $500 million 3.5% notes, due October 2007, under its $1.5 billion shelf registration. These notes are redeemable at par, at the Company's option on any interest payment date on or after October 15, 2004. The proceeds from this issuance were also used to reduce commercial paper borrowings.

                                     PAGE 24
                           DISCLOSURE CONTROLS AND PROCEDURES



Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

                                     PAGE 25
                           PART II. OTHER INFORMATION


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

                                     PAGE 26
                           PART II. OTHER INFORMATION


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

                                     PAGE 27
                           PART II. OTHER INFORMATION


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

                                     PAGE 28
                           PART II. OTHER INFORMATION


Item 6(a)  Exhibits

Exhibit 10.1 Amendment to Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed herewith.

Exhibit 10.2 $1,100,000,000 364-Day Credit Agreement, dated as of October 15, 2002, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks, filed herewith.

Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Item 6(b) Reports on Form 8-K

(a) The Company filed, on August 6, 2002, a current report on Form 8-K containing two exhibits: the Statements Under Oath of James M. Kilts and Charles W. Cramb Regarding Facts and Circumstances Relating to Exchange Act Filings.

(b) The Company filed, on August 6, 2002, a current report on Form 8-K containing four exhibits: the Underwriting Agreement, the First Supplemental Indenture, the Note and the Legal Opinion related to the public offering of the Company's 4.125% Senior Notes due 2007.

(c) The Company filed, on August 23, 2002, a current report on Form 8-K containing four exhibits: the Distribution Agreement, the Second Supplemental Indenture, the Form of Note and the Legal Opinion related to public debt that the Company may issue from time to time pursuant to its Medium Term Note Program.

(d) The Company filed, on October 1, 2002, a current report on Form 8-K containing four exhibits: the Underwriting Agreement, the Third Supplemental Indenture, the Note and the Legal Opinion related to the public offering of the Company's 3.50% Senior Notes due 2007.

                                     PAGE 29
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE GILLETTE COMPANY
             (Registrant)




/s/ Claudio E. Ruben
--------------------------------
Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

November 6, 2002

CERTIFICATION

I, James M. Kilts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Gillette Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002


                                        /s/ James M. Kilts
                                        ------------------------------
                                        James M. Kilts
                                        Chairman of the Board, Chief
                                        Executive Officer

CERTIFICATION

I, Charles W. Cramb, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Gillette Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002


                                        /s/ Charles W. Cramb
                                        ------------------------------
                                        Charles W. Cramb
                                        Senior Vice President, Chief
                                        Financial Officer

EXHIBIT INDEX


Exhibit Number and Description

10.1 Amendment to Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts.

10.2 $1,100,000,000 364-Day Credit Agreement, dated as of October 15, 2002, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks.

12     Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.