Form 10-K
period 2002-12-31
GILLETTE CO
filed 2003-03-05
CIK 41499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           Commission File No. 1-922

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

     Securities registered pursuant to Section 12(b) of the Act:
     Title of each class              Name of each exchange on which registered
     Common Stock, $1.00 par value    New York Stock Exchange
                                      Boston Stock Exchange
                                      Chicago Stock Exchange
                                      Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([sec]229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of Gillette Common Stock held by non-affiliates as of June 30, 2002, (the last day of our most recently completed second quarter) was approximately $32,524,000,000.*

The number of shares of Gillette Common Stock outstanding as of January 31, 2003, was 1,044,224,346.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents                                                                              10-K Parts
-------------------------------------------------------------------------------   ---------------
1.     The Gillette Company 2002 Annual Report
       to Stockholders (the "2002 Annual Report")                                  Parts I and II
2.     The Gillette Company 2003 Proxy Statement (the "2003 Proxy Statement")            Part III

* For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

Part I

      ITEM 1. DESCRIPTION OF BUSINESS

      General Development of Business

      We manufacture and sell a wide variety of consumer products throughout the world. We have five principal business segments: Blades and Razors, Duracell, Oral Care, Braun and Personal Care. In 2000, we sold the Stationery Products business.

      Blades and Razors
      We are the world leader in blades and razors. We sell male shaving systems under the Mach3Turbo, Mach3, SensorExcel, Sensor, Atra and Trac II brands, and disposable razors under the Custom Plus and Good News brands. On November 7, 2002, we introduced the Sensor3 premium disposable razor for men and women, our newest triple blade product, which is scheduled to be available to consumers in North America in Spring 2003. Our female shaving systems are sold under the Gillette for Women Venus, SensorExcel for Women and Sensor for Women brands, and our disposable razors are sold under the Agility and Daisy brands.

      Duracell
      We are the world leader in alkaline batteries for consumers. Our products include the Duracell CopperTop and Duracell Ultra alkaline batteries and Duracell primary lithium, zinc air and rechargeable nickel-metal hydride batteries.

      Oral Care
      We are the world leader in manual and power toothbrushes. We offer manual toothbrushes under the Oral-B brand and power toothbrushes under the Braun and Oral-B brands.

      Braun
      We sell electric shavers under the Braun brand and hair epilators under the Silk-Epil brand. These products include the number one foil electric shaver for men and the number one hair epilator for women. We also sell small household and personal diagnostic appliances under the Braun brand.

      Personal Care
      We sell shaving preparations, after-shave products and deodorants and antiperspirants under the Gillette Series, Satin Care, Right Guard, Soft & Dri and Dry Idea brands.

      Founded in 1901, we are a Delaware corporation with our registered office in Wilmington, Delaware. As of December 31, 2002, we had manufacturing operations at 32 facilities in 15 countries. Our products are sold in over 200 countries and territories.

      Business Segments
      "Operating Segments and Related Information," containing information on net sales, profit from operations, identifiable assets, capital expenditures and depreciation for each of the last three years, appears on page 53 of this report.

      Distribution
      In major geographic markets, our products are sold directly to retailers and to wholesalers for resale through retail stores. Braun personal diagnostic appliances and Oral Care products are also sold to health care professionals. In some small geographic markets, our products are distributed by local distributors and through sales agents. The Company's largest customer, Wal-Mart Stores, Inc., and its affiliates, accounted for 12% of sales in both 2002 and 2001. These sales occurred primarily in the United States and were across all product segments.

      Patents
      Some of our patents and licenses in the Blades and Razors segment are of substantial value and importance when considered in the aggregate. Additionally, we hold significant patents in our Duracell, Oral Care, Braun and Personal Care businesses. No single patent or license held by us is material to our total business. We have licensed many of our blade and razor patents to other manufacturers. In all of these categories, our competitors also have significant patent positions. The patents and licenses held by us are of varying remaining durations.

      Trademarks
      In general, our principal trademarks have been registered in the United States and throughout the world where our products are sold. Our products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark "Gillette" is of principal importance to us. In addition, a number of other trademarks owned by us and our subsidiaries have significant importance within their industries. Our rights in these trademarks endure for as long as they are used or registered.

      Competition
      All of our markets are highly competitive. Some of our competitors are larger and have greater resources than we do. The Blades and Razors segment is highly competitive in terms of new technology, as well as price, marketing, advertising and promotion. Our major competitors worldwide in blades and razors include Pfizer Inc., with its Schick product line, and, in North America and Europe, its Wilkinson Sword product line (Pfizer recently announced the sale of its blade and razor business to Energizer Holdings, Inc.); and Societe Bic S.A. The Duracell segment is highly competitive in terms of price, marketing, advertising and promotion. Competition in the Oral Care segment is focused on product performance, price and professional endorsement. Competition in the electric shaver and epilator product lines is based primarily on product performance, innovation and price. The Personal Care segment is highly competitive in terms of price, product innovation and market positioning, with frequent introductions of new brands and marketing concepts, especially for products sold through retail outlets, and with product life cycles typically shorter than in our other businesses.

      Employees
      At year-end, we employed approximately 30,300 persons, over 70% of them outside the United States.

      Research and Development
      Our research and development efforts are significant to our product innovation, particularly in blades and razors. In 2002, research and development expenditures were $185 million, compared with $187 million in 2001 and $179 million in 2000.

      Raw Materials
      The raw materials we use to manufacture our products are purchased from a number of suppliers, and substantially all such materials are readily available.

      Operations by Geographic Area
      Net sales and long-lived assets by geographic area for each of the last three years appear at page 54 of this report.

      Availability of Reports and Other Information
      Our web site is www.gillette.com. On this web site, the public can access our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing date.
      In addition, under the section entitled, "Corporate Governance," we post the latest versions of our Certificate of Incorporation, Bylaws, Corporate Governance Principles, Committee Charters and Code of Ethics for Financial Managers and the Chief Executive Officer, including any waivers from or amendments to the Code of Ethics.

      ITEM 2. DESCRIPTION OF PROPERTY

      We own and lease manufacturing facilities and other real estate in the United States and a number of foreign countries. Our executive offices are located in the Prudential Tower Building, Boston, Massachusetts, where we hold a long-term lease. The following table sets forth our principal facilities, defined as those measuring 250,000 square feet or more.

Business Segment        Location                         Owned/Leased
---------------------   ------------------------------   -------------
Blades & Razors         Boston, MA (US)                  Owned
                        Isleworth, UK                    Owned
                        Berlin, Germany                  Owned
                        Naucalli, Mexico                 Owned
                        Manaus, Brazil                   Owned
                        Hemel Hempstead, UK*             Leased
                        Devens, MA (US)*                 Leased
Duracell                Port Elizabeth, South Africa     Owned
                        Aarschot, Belgium                Owned
                        Dongguan, China                  Owned/Leased
                        Lancaster, SC (US)               Owned
                        LaGrange, GA (US)                Owned
                        Heist, Belgium*                  Leased
                        Bethel, CT (US)                  Owned
Oral Care               Iowa City, IA (US)               Owned
Braun                   Kronberg, Germany                Owned/Leased
                        Barcelona, Spain                 Owned/Leased
                        Walldurn, Germany                Owned/Leased
                        Marktheidenfeld, Germany         Owned
                        Mexico City, Mexico              Owned/Leased
Personal Care           Andover, MA (US)                 Owned
                        Reading, UK                      Owned/Leased
Multisegment            Romeoville, IL (US)              Leased
Distribution Centers    Ontario, CA (US)                 Leased
                        Devens, MA (US)                  Leased
                        Toronto, Canada                  Leased
                        Altfeld, Germany                 Owned

*Packaging center that also serves as warehouse/distribution facility.

      The above facilities are in good repair, adequately meet our needs and operate at reasonable levels of capacity.

      ITEM 3. LEGAL PROCEEDINGS

      We are subject, from time to time, to legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect our consolidated financial position, results of operations or liquidity.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF REGISTRANT

Information relating to our Executive Officers is set out below.

Name and Current Position     Five-Year Business History                                         Age
---------------------------   ----------------------------------------------------------------   ----
James M. Kilts                Chairman of the Board and Chief Executive Officer since            55
Chairman of the Board and     January 2001 and February 2001, respectively; President and
Chief Executive Officer       Chief Executive Officer, Nabisco Group Holdings Corp.,
                              December 1999 - December 2000; President and Chief
                              Executive Officer, Nabisco Holdings Corp. and Nabisco, Inc.,
                              January 1998 - December 1999; Executive Vice President,
                              Worldwide Food, Philip Morris Companies, January 1994 -
                              March 1997

Edward F. DeGraan             President and Chief Operating Officer since July 2000; Acting      59
President and                 Chief Executive Officer, October 2000 - February 2001;
Chief Operating Officer       Executive Vice President, Global Business Management,
                              January 2000 - July 2000; Executive Vice President, Global
                              Business Management, Gillette Grooming Products and
                              Duracell, January 1999 - January 2000; Executive Vice
                              President, Duracell North Atlantic Group, January 1997 -
                              December 1998

Michael T. Cowhig             Senior Vice President, Global Manufacturing and Technical          56
Senior Vice President         Operations, since September 2002; Senior Vice President,
                              Global Supply Chain and Business Development, January 2000
                              - August 2002; Senior Vice President, Manufacturing and
                              Technical Operations, Global Business Management -
                              Grooming, January 1999 - January 2000; Senior Vice
                              President, Manufacturing and Technical Operations, Gillette
                              North Atlantic Group, January 1997 - January 1999

Charles W. Cramb              Senior Vice President, Finance, and Chief Financial Officer        56
Senior Vice President and     since December 1999; Senior Vice President, Finance, Chief
Chief Financial Officer       Financial Officer and Principal Accounting Officer, July 1997 -
                              December 1999; Vice President and Controller, July 1995 -
                              June 1997

Edward E. Guillet             Senior Vice President, Human Resources, since July 2001; Vice      51
Senior Vice President         President, Corporate Human Resources, July 1997 - June 2001

Peter Klein                   Senior Vice President, Strategy and Business Development,          56
Senior Vice President         since March 2001; Executive Vice President, Strategy,
                              Business Development, Marketing Services and e-Business,
                              Nabisco Holdings Corp. and Nabisco, Inc., April 1998 -
                              December 2000; Partner and Managing Director, The
                              Cambridge Group, November 1991 - March 1998

Name and Current Position      Five-Year Business History                                       Age
----------------------------   --------------------------------------------------------------   ----
Kathy S. Lane                  Senior Vice President, Corporate Information Technology          45
Senior Vice President and      and Applications, and Chief Information Officer since
Chief Information Officer      March 2002; General Manager, eBusiness & IT, General
                               Electric Oil & Gas, December 2000 - March 2002; Senior
                               Vice President and Chief Information Officer, Vendor
                               Financial Services, General Electric Company, February 1999 -
                               December 2000; Manager, General Electric Corporate
                               Initiatives Group, General Electric Company, September 1998 -
                               February 1999; Director, Technology Services, Pepsi Cola
                               International, June 1997 - September 1998

John F. Manfredi               Senior Vice President, Corporate Affairs, since March 2001;      62
Senior Vice President          Executive Vice President, Corporate Affairs, Nabisco Holdings
                               Corp. and Nabisco, Inc., April 1995 - December 2000

Edward D. Shirley              Senior Vice President, Global Value Chain and Global             46
Senior Vice President          Marketing Resources, since May 2002; President, Commercial
                               Operations Europe, January 2000 - April 2002; President,
                               Business Development and Administration, Europe, January
                               1999 - December 1999; Executive Director, Group Sales,
                               Worldwide, Braun GmbH, April 1998 - December 1998;
                               Executive Director, Group Sales, Europe, Braun GmbH,
                               March 1997 - March 1998

Richard K. Willard             Senior Vice President and General Counsel since November         54
Senior Vice President and      1999; Partner, Steptoe & Johnson LLP, 1988 - October 1999
General Counsel

Claudio E. Ruben               Vice President, Controller and Principal Accounting Officer      55
Vice President, Controller     since January 2001; Vice President, Investor Relations,
and Principal Accounting       June 1999 - December 2000; Vice President, Internal Audit,
Officer                        February 1998 - June 1999; Vice President, Finance and
                               Administration, International Group, October 1995 -
                               January 1998

A. Bruce Cleverly              President, Global Business Management - Oral Care, since         57
Vice President                 February 2001; Senior Vice President, Global Business
                               Management - Duracell, January 1999 - January 2001;
                               President, Oral-B Laboratories, February 1997 -
                               December 1998

Joseph F. Dooley               President, Commercial Operations North America, since            49
Vice President                 July 2000; Senior Vice President, General Merchandise -
                               Commercial Operations Western Hemisphere, March 1999 -
                               June 2000; Senior Vice President and General Manager,
                               Duracell North America, September 1997 - February 1999

Ernst A. Haberli               President, Commercial Operations International, since            54
Vice President                 October 2001; President, North American Tissue Operations
                               and Technology, Fort James Corporation, January 2000 -
                               December 2000; Director, Fort James Corporation, May 1998 -
                               December 2000; Executive Vice President and Chief
                               Financial Officer, Fort James Corporation, January 1997 -
                               December 1999

Name and Current Position     Five-Year Business History                                      Age
---------------------------   -------------------------------------------------------------   ----
Peter K. Hoffman              President, Global Business Management - Blades and Razors,      54
Vice President                since January 2000; Senior Vice President, Grooming - Global
                              Business Management, January 1999 - December 1999;
                              President, Duracell North Atlantic, Commercial Operations,
                              January 1998 - December 1998; Senior Vice President,
                              Business Management, Gillette North America Group,
                              October 1995 - December 1997

Mark M. Leckie                President, Global Business Management - Duracell, since         49
Vice President                April 2001; President and Chief Executive Officer, Heinz
                              Canada, H.J. Heinz Company, October 2000 - April 2001;
                              President, U.S. Grocery Division, Campbell Soup Company,
                              September 1997 - June 1999

Joseph Scalzo                 President, Global Business Management - Personal Care,          44
Vice President                since October 2001; Vice President, Worldwide Core Brand
                              Development, The Coca-Cola Company, February 2000 -
                              September 2001; Senior Vice President & Chief Marketing
                              Officer, Minute Maid Division, The Coca-Cola Company,
                              August 1998 - January 2000; Vice President and Managing
                              Director, U.S. Refrigerated Products, The Coca-Cola
                              Company, February 1997 - July 1998

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

PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The information required by this item with respect to our common stock appears in this report on the inside back cover under the caption, "Common Stock," and is incorporated by reference, and at page 55 of this report under the caption, "Quarterly Financial Information." As of January 31, 2003, there were 45,103 Gillette stockholders of record.

      ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item appears at page 56 of this report under the caption, "Historical Financial Summary."

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appears at pages 22 through 30 of this report under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      CAUTIONARY STATEMENT

      Certain statements that we may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, our strategy for growth, product development and new product launches, market position and expenditures.
      Forward-looking statements are based on current expectations of future events, but actual results could vary materially from our expectations and projections. Investors are cautioned not to place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements. We caution that historical results should not be relied upon as indications of future performance.
      Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf, include the following, some of which are described in greater detail below:
- the pattern of our sales, including variations in sales volume within periods;
- consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;
- the mix of products sold;
- our ability to control our internal costs and the cost of raw materials;
- competitive factors, including the prices, promotional incentives and trade terms for our products, and our response, as well as those of our customers and competitors, to changes in these terms, and business combinations and divestitures of our competitors and customers;
- our technological advances and/or those of our competitors;
- new patents granted to us or our competitors;
- changes in exchange rates in one or more of our geographic markets;
- changes in laws and regulations, including trade regulations and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;
- changes in accounting policies;
- acquisition, divestiture or other collaborative activities; or
- the impact of general political and economic conditions or hostilities in the United States or in other countries in which we currently do business.

      COMPETITIVE ENVIRONMENT

      We experience intense competition for sales of our products in most markets. Our products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of our markets, we have major competitors, some of which are larger and more diversified than we are. Aggressive competition within our markets to preserve, gain or regain market share can affect our results in any given period.

      CHANGES IN TECHNOLOGY AND NEW PRODUCT INTRODUCTIONS

      In most product categories in which we compete, there are continuous technological changes and frequent introductions of new products and line extensions. Our ability to successfully introduce new products and/or extend lines of established products will depend on, among other things, our ability to identify changing consumer tastes and needs, develop new technologies, differentiate our products and gain market acceptance of new products. We cannot be certain that we will successfully achieve these goals.
      With respect specifically to primary alkaline batteries, category growth could be adversely affected by the following additional factors:
- technological or design changes in portable electronic and other devices that use batteries as a power source;
- continued improvement in the service life of primary batteries;
- improvements in rechargeable battery technology; or
- the development of new battery technologies.

      INTELLECTUAL PROPERTY

      We rely upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain our proprietary rights in technology, products and our brands. Our intellectual property rights, however, could be challenged, invalidated or circumvented. We do not believe that our products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

      COST-SAVINGS STRATEGY

      We have implemented and approved a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

      SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES

      Sales outside of the United States represent a substantial portion of our business. In addition, we have a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:
- changes in political or economic conditions;
- trade protection measures;
- import or export licensing requirements;
- changes in the mix of earnings taxed at varying rates;
- unexpected changes in regulatory requirements or tax laws; or
- longer payment cycles in certain countries.

      We are also exposed to foreign currency exchange rate risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks (through foreign currency forward, swap and option contracts and non-U.S. dollar denominated financings) and we are partially hedged through our foreign manufacturing operations, there can be no assurance that we will be fully protected against foreign currency fluctuations.

      RETAIL ENVIRONMENT

      With the growing trend toward retail trade consolidation, especially in developed markets such as the United States and Europe, we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from retail trade customers to provide more favorable trade terms.
      We can be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and shrinkage and to change inventory delivery systems. While we expect the level of trade inventory of our products to decline over time, the speed and magnitude of such reductions and/or our inability to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

      EFFECT OF POTENTIAL MILITARY ACTION OR WAR

      The threat of potential military action or war, as well as attendant political activity, has created an atmosphere of economic uncertainty throughout the world. Our results may be impacted by the macroeconomic effects of those events. A disruption in our supply chain as a result of such actions may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

      ITEM 7A. DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

      The information required by this item appears at pages 26 and 27 of this report under the caption, "Market Risk."

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in this report at the pages indicated below.

(1)        Independent Auditors' Report                                    Page 31
(2)        Consolidated Statement of Income for the Years Ended
            December 31, 2002, 2001 and 2000                               Page 32
(3)        Consolidated Balance Sheet at December 31, 2002 and 2001        Page 33
(4)        Consolidated Statement of Cash Flows for the Years Ended
            December 31, 2002, 2001 and 2000                               Page 34
(5)        Consolidated Statement of Stockholders' Equity for the Years
            Ended December 31, 2002, 2001 and 2000                         Page 35
(6)        Notes to Consolidated Financial Statements                      Pages 36 through 55
(7)                                                                        Pages 32, 38, 39, 40,
           Computation of Per Share Earnings                               55, 56
(8)        Quarterly Financial Information                                 Page 55

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this item with respect to our Directors appears in the 2003 Proxy Statement under the captions, "Election of Directors," "Transactions with Directors and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated by reference. The information required for our Executive Officers appears at the end of Part I of this report at pages 4 through 6.

      ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item appears in the 2003 Proxy Statement under the captions, "Director Compensation and Stock Ownership," "Executive Compensation," "Compensation Committee Report," and "Gillette Comparative Five-Year Performance Graph," and is incorporated by reference.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2003 Proxy Statement under the caption, "Securities Ownership of Directors and Officers."
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1971 Stock Option Plan, the Duracell Shares Plan and the James M. Kilts Non-Statutory Stock Option Plan.

                                                                                                 Number of securities
                                                                                                  remaining available
                                                                                                  for future issuance
                                               Number of securities                                      under equity
                                                  to be issued upon         Weighted-average       compensation plans
                                            exercise of outstanding        exercise price of    (excluding securities
                                              options, warrants and     outstanding options,         reflected in the
Plan Category                                                rights      warrants and rights            first column)
---------------------------------------   -------------------------   ----------------------   ----------------------
Equity compensation plans approved
 by security holders(1)                           76,538,023                 $37.33                 28,254,171
Equity compensation plans not approved
 by security holders(2)                            2,000,000                 $34.16                         --
                                                  ----------                 ------                 ----------
Total                                             78,538,023                 $37.25                 28,254,171
                                                  ----------                 ------                 ----------

(1) Includes 49,270 options at a weighted-average exercise price of $30.56 remaining in the Duracell Shares Plan assumed by the Company upon its merger with Duracell in 1996. The plan will cease to exist when all outstanding options have been exercised.

(2) Represents stock options granted to the Chief Executive Officer at the time of his employment. A description of the material terms of the award can be found at pages 51 and 52 of this report under the caption, "Stock Compensation Plans and Capital Stock."

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item appears in the 2003 Proxy Statement under the captions, "Transactions with Directors and Management" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," and is incorporated by reference.

      ITEM 14. CONTROLS AND PROCEDURES

      As of a date within 90 days prior to the filing of this report (the "Evaluation Date"), the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), and they have concluded that the Company's disclosure controls and procedures are effective to bring to their attention material information relating to the Company for the purposes of this report. In addition, they have concluded that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant differences and material weaknesses, subsequent to the Evaluation Date.

PART IV

      ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
               8-K

      A. Financial Statements, Schedules and Exhibits

      Financial Statements
      The following appear in this report at the pages indicated below and are incorporated into Part II by reference.

(1)        Independent Auditors' Report                                    Page 31
(2)        Consolidated Statement of Income for the Years Ended
            December 31, 2002, 2001 and 2000                               Page 32
(3)        Consolidated Balance Sheet at December 31, 2002 and 2001        Page 33
(4)        Consolidated Statement of Cash Flows for the Years Ended
            December 31, 2002, 2001 and 2000                               Page 34
(5)        Consolidated Statement of Stockholders' Equity for the Years
            Ended December 31, 2002, 2001 and 2000                         Page 35
(6)        Notes to Consolidated Financial Statements                      Pages 36 through 55
(7)                                                                        Pages 32, 38, 39, 40,
           Computation of Per Share Earnings                               55, 56

      Schedules
      All required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

      Exhibits

3 (a) Composite Certificate of Incorporation of The Gillette Company, as amended, filed as Exhibit 1.1 to The Gillette Company Registration Statement on Form 8-A on January 11, 2001, Commission File No. 1-922, incorporated by reference herein.

  (b)  The Bylaws of The Gillette Company, as amended March 14, 2002, filed as
        Exhibit 3(a) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 2002, Commission File No. 1-922, incorporated by reference herein.

4   Instruments Defining the Rights of Security Holders, Including Indentures

  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective January 21, 2003, filed herewith.

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

10     Material Contracts

 *(a)  The Gillette Company 1971 Stock Option Plan, as amended, filed as
       Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

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

 *(e) The Gillette Company Deferred Compensation Plan for Outside Directors, as amended, filed as Exhibit 10(e) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

 *(f) Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed as Exhibit 10(a) to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2001, Commission File No. 1-922, incorporated by reference herein.

 *(g) Amendment to Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit 10.1 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2002, Commission File No. 1-922 incorporated by reference herein.

 *(h) Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed herewith. (Filed previously as Exhibit A to Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed as Exhibit 10(a) to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2001, Commission File No. 1-922.)

 *(i) Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

 *(j) Form of Agreement Relating to Change of Control between The Gillette Company and its Executive Officers, filed as Exhibit 10(j) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

 *(k) Form of Agreement Relating to Terms of Employment between The Gillette Company and its named Executive Officers other than Messrs. Kilts and DeGraan, filed as Exhibit 10(k) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

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

 *(p)  The Gillette Company Supplemental Savings Plan, as amended, filed as
       Exhibit 10(p) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

  (q) $1,100,000,000 364-Day Credit Agreement, dated as of October 15, 2002, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10.2 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2002, Commission File No. 1-922, incorporated by reference herein.

12 Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

13 Portions of the 2002 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

21     List of Subsidiaries of The Gillette Company, filed herewith.

23     Independent Auditors' Consent, filed herewith.

24     Power of Attorney, filed herewith.

99     Additional Exhibits

  (a) Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  (b) Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
* Management contract or compensatory plan or arrangement.

       B. REPORTS ON FORM 8-K IN THE FOURTH QUARTER

       The Company filed a current report on Form 8-K on October 29, 2002, containing one exhibit: the press release issued by the Company on October 25, 2002.

      SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE GILLETTE COMPANY
                               (Registrant)
               By:             /s/ CHARLES W. CRAMB
                               ------------------------------------
                               Charles W. Cramb
                               Senior Vice President and Chief Financial
                               Officer

                Date: March 4, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                                      Date
-------------------------   ------------------------------   --------------
* JAMES M. KILTS            Chairman of the Board            March 4, 2003
-----------------------     of Directors, Chief Executive
  James M. Kilts            Officer and Director

* EDWARD F. DEGRAAN         President, Chief Operating       March 4, 2003
-----------------------     Officer and Director
  Edward F. DeGraan

* CHARLES W. CRAMB          Senior Vice President and        March 4, 2003
-----------------------     Chief Financial Officer
  Charles W. Cramb

* CLAUDIO E. RUBEN          Vice President, Controller       March 4, 2003
-----------------------     and Principal Accounting
  Claudio E. Ruben          Officer

* WARREN E. BUFFETT         Director                         March 4, 2003
-----------------------
  Warren E. Buffett

* WILBUR H. GANTZ           Director                         March 4, 2003
-----------------------
  Wilbur H. Gantz

* MICHAEL B. GIFFORD        Director                         March 4, 2003
-----------------------
  Michael B. Gifford

* RAY J. GROVES             Director                         March 4, 2003
-----------------------
  Ray J. Groves

* DENNIS F. HIGHTOWER       Director                         March 4, 2003
-----------------------
  Dennis F. Hightower

* HERBERT H. JACOBI         Director                         March 4, 2003
-----------------------
  Herbert H. Jacobi

* NANCY J. KARCH            Director                         March 4, 2003
-----------------------
  Nancy J. Karch

* JORGE PAULO LEMANN        Director                         March 4, 2003
-----------------------
  Jorge Paulo Lemann

* RICHARD R. PIVIROTTO      Director                         March 4, 2003
-----------------------
  Richard R. Pivirotto

* MARJORIE M. YANG          Director                         March 4, 2003
-----------------------
  Marjorie M. Yang

               *By             /s/ CHARLES W. CRAMB
                               ---------------------
                               Charles W. Cramb
                               for himself and
                               as Attorney-In-Fact

15