Form 10-K/A
period 2002-12-31
GILLETTE CO
filed 2003-03-13
CIK 41499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents                                          10-K Parts
---------                                          ----------
1.           The Gillette Company 2002 Annual      Parts I and II
             Report to Stockholders (the "2002
             Annual Report")

2.           The Gillette Company 2003 Proxy       Part III
             Statement (the "2003 Proxy
             Statement")

      *For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

                                    AMENDMENT

      The purpose of this Amendment is to restate the List of Subsidiaries of The Gillette Company filed as Exhibit 21.

                                     PART IV
   ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      A. Financial Statements, Schedules and Exhibits

      Financial Statements

      The following appear in this report at the pages indicated below and are incorporated into Part II by reference.

(1)    Independent Auditors' Report                Page 31

(2)    Consolidated Statement of Income for the    Page 32
       Years Ended December 31, 2002, 2001 and
       2000

(3)    Consolidated Balance Sheet at December 31,  Page 33
       2002 and 2001

(4)    Consolidated Statement of Cash Flows for    Page 34
       the Years Ended December 31, 2002, 2001
       and 2000

(5)    Consolidated Statement of Stockholders'     Page 35
       Equity for the Years Ended December 31,
       2002, 2001 and 2000

(6)    Notes to Consolidated Financial Statements  Pages 36 through 55

(7)    Computation of Per Share Earning            Pages 32, 38, 39, 40, 55, 56

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

10    Material Contracts

      * (a) The Gillette Company 1971 Stock Option Plan, as amended, filed as Exhibit 10(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

      * (b) The Gillette Company Stock Equivalent Unit Plan, as amended, filed as Appendix B to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

      * (c) The Gillette Company Incentive Bonus Plan, as amended, filed as Appendix D to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

      * (d) The Gillette Company Executive Life Insurance Program, as amended, filed as Exhibit 10(d) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-922, incorporated by reference herein.

      * (e) The Gillette Company Deferred Compensation Plan for Outside Directors, as amended, filed as Exhibit 10(e) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

      * (f) Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed as Exhibit 10(a) to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2001, Commission File No. 1-922, incorporated by reference herein.

       *(g) Amendment to Employment Agreement, dated January 19, 2001, between
            The Gillette Company and James M. Kilts, filed as Exhibit 10.1 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2002, Commission File No. 1-922 incorporated by reference herein.

      * (h) Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed herewith. (Filed previously as Exhibit A to Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed as Exhibit 10(a) to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2001, Commission File No. 1-922.)

      * (i) Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

      * (j) Form of Agreement Relating to Change of Control between The Gillette Company and its Executive Officers, filed as Exhibit 10(j) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

      * (k) Form of Agreement Relating to Terms of Employment between The Gillette Company and its named Executive Officers other than Messrs. Kilts and DeGraan, filed as Exhibit 10(k) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

        (l) Letter Agreement, dated July 20, 1989, between The Gillette Company and Berkshire Hathaway Inc., filed as Exhibit 4(a) to The Gillette Company Current Report on Form 8-K, dated July 20, 1989, Commission File No. 1-922, incorporated by reference herein.

      * (m) Description of The Gillette Company Personal Financial Planning Reimbursement Program, as amended, filed as Exhibit 10(q) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-922, incorporated by reference herein.

      * (n) The Gillette Company Estate Preservation Plan, filed as exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-922, incorporated by reference herein.

      * (o) The Gillette Company Supplemental Retirement Plan, as amended, filed as Exhibit 10(v) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

      * (p) The Gillette Company Supplemental Savings Plan, as amended, filed as
            Exhibit 10(p) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

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

                  THE GILLETTE COMPANY
                  (Registrant)
      By:         /s/ CHARLES W. CRAMB
                  --------------------
                  Charles W. Cramb
                  Senior Vice President and Chief Financial Officer

      Date: March 12, 2003

CERTIFICATION

I, James M. Kilts, certify that:

1. I have reviewed this annual report on Form 10-K of The Gillette Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 12, 2003



                                          /s/ JAMES M. KILTS
                                          ------------------
                                          James M. Kilts
                                          Chairman of the Board, Chief Executive
                                          Officer

CERTIFICATION

I, Charles W. Cramb, certify that:

1. I have reviewed this annual report on Form 10-K of The Gillette Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 12, 2003



                                          /s/ CHARLES W. CRAMB
                                          --------------------
                                          Charles W. Cramb
                                          Senior Vice President, Chief Financial
                                          Officer