Form 10-Q
period 2003-03-31
GILLETTE CO
filed 2003-05-06
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period ended March 31, 2003          Commission File Number 1-922


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


                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding April 30, 2003   . . . . . . . . . . . . . . . 1,021,167,877

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                          2003       2002
                                                          ----       ----
Net Sales ..........................................   $ 1,971    $ 1,732
Cost of Sales ......................................       778        694
                                                       -------    -------
  Gross Profit .....................................     1,193      1,038

Selling, General and Administrative Expenses .......       813        710
                                                       -------    -------
  Profit from Operations ...........................       380        328

Nonoperating Charges (Income):
  Interest income ..................................        (3)        (5)
  Interest expense .................................        14         20
  Exchange .........................................         2         (6)
  Other charges - net ..............................        (9)        (4)
                                                       -------    -------
                                                             4          5
                                                       -------    -------
Income before Income Taxes .........................       376        323

Income Taxes .......................................       113        100
                                                       -------    -------
  Net Income .......................................   $   263    $   223
                                                       =======    =======


Net Income per Common Share:
  Basic ............................................   $   .25    $   .21
                                                       =======    =======
  Assuming Full Dilution ...........................   $   .25    $   .21
                                                       =======    =======


Dividends per Common Share:
  Declared .........................................   $     -    $     -
  Paid .............................................   $ .1625    $ .1625

Weighted average number of common shares outstanding
  Basic ............................................     1,035      1,056
  Assuming full dilution ...........................     1,037      1,060

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)
                                  (Unaudited)


                                                             March 31,   December 31,    March 31,
                                                               2003         2002           2002
                                                          ------------   ------------   -----------
                                                           (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  510       $   801        $   865
  Trade receivables, less allowances, March 2003, $75;
    December 2002, $73; March 2002, $62 ..................    1,036         1,202          1,201
  Other receivables ......................................      291           311            284
  Inventories
     Raw materials and supplies ..........................      104           115            127
     Work in process .....................................      208           191            259
     Finished goods ......................................      754           622            757
                                                            -------       -------        -------
       Total Inventories .................................    1,066           928          1,143
                                                            -------       -------        -------

  Deferred income taxes ..................................      356           380            562
  Other current assets ...................................      231           175            193
                                                            -------       -------        -------
       Total Current Assets ..............................    3,490         3,797          4,248
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    6,458         6,429          6,031
Less accumulated depreciation ............................   (2,985)       (2,864)        (2,553)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,473         3,565          3,478
                                                            -------       -------        -------

Goodwill .................................................      961           962            931
Intangible Assets, less accumulated amortization .........      395           400            413
Other Assets .............................................    1,128         1,139            758
                                                            -------       -------        -------

                                                            $ 9,447       $ 9,863        $ 9,828
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)
                                  (Unaudited)



                                                       March 31,    December 31,      March 31,
                                                          2003         2002             2002
                                                     ------------   ------------   ------------
                                                      (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    824       $    673      $  1,978
  Current portion of long-term debt ................        153            527           546
  Accounts payable .................................        523            581           465
  Accrued liabilities ..............................      1,454          1,303         1,157
  Dividends payable ................................          -            170             -
  Income taxes .....................................        315            234           356
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,269          3,488         4,502
                                                       --------       --------       --------

Long-Term Debt .....................................      2,753          2,457         1,649
Deferred Income Taxes ..............................        595            692           541
Other Long-Term Liabilities ........................        863            920           731
Minority Interest ..................................         48             46            39

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: March 2003, 1,371 shares;
            Dec. 2002, 1,370 shares;
            March 2002, 1,369 shares ...............      1,371          1,370         1,369
  Additional paid-in capital .......................      1,206          1,197         1,136
  Earnings reinvested in the business ..............      6,871          6,608         6,300
  Accumulated other comprehensive loss .............     (1,430)        (1,523)       (1,474)
  Treasury stock, at cost: March 2003, 350 shares;
    Dec. 2002, 326 shares; and March 2002, 312 shares    (6,099)        (5,392)       (4,965)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      1,919          2,260         2,366
                                                       --------       --------       --------
                                                       $  9,447       $  9,863       $ 9,828
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                            2003         2002
                                                            ----         ----
Operating Activities
    Net income .....................................       $ 263       $  223
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         138          120
      Deferred income taxes ........................           6          (13)
      Other ........................................          10           (3)
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Accounts receivable ........................         200          283
        Inventories ................................        (129)        (145)
        Accounts payable and accrued liabilities ...          81          (21)
        Other working capital items ................          32           54
        Other noncurrent assets and liabilities ....         (66)        (238)
                                                           -----        -----
          Net cash provided by operating activities          535          260
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....         (48)         (78)
    Disposals of property, plant and equipment .....          11           11
    Other ..........................................           -           (1)
                                                           -----        -----
          Net cash used in investing activities ....         (37)         (68)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................        (706)           -
    Proceeds from exercise of stock option and
         purchase plans ............................          10            8
    Proceeds from long-term debt ...................         301          350
    Repayment of long-term debt ....................        (382)        (197)
    Increase/(Decrease) in loans payable ...........         152         (256)
    Dividends paid .................................        (170)        (172)
    Settlements of debt-related derivative contracts           5           10
                                                           -----        -----
          Net cash used in financing activities ....        (790)        (257)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............           1           (1)
Net Cash Used in Discontinued Operations ...........           -          (16)
                                                           -----        -----
Decrease in Cash and Cash Equivalents ..............        (291)         (82)
Cash and Cash Equivalents at Beginning of Period ...         801          947
                                                           -----        -----
Cash and Cash Equivalents at End of Period .........       $ 510        $ 865
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  20        $  22
    Income taxes ...................................       $  28        $  23

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended
                                              March 31
                                         ------------------
                                           2003        2002
                                           ----        ----
Net Income, as reported                   $ 263       $ 223
  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation               91         (40)
  Cash Flow Hedges                            2           3
                                          -----       -----
Comprehensive Income                      $ 356       $ 186
                                          =====       =====

Accumulated Other Comprehensive Loss
------------------------------------
The accumulated balances for the components of Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2001         $(1,373)       $ (56)       $  (8)       $(1,437)
Change in period                       (46)           -            5            (41)
Income tax benefit (expense)             6            -           (2)             4
                                    ------        ------       ------        -------
Balance  March 31, 2002            $(1,413)       $ (56)       $  (5)       $(1,474)
                                    ------        ------       ------        -------

Balance December 31, 2002          $(1,332)       $(186)       $  (5)       $(1,523)
Change in period                         2            -            3              5
Income tax benefit (expense)            89            -           (1)            88

                                    ------       ------       ------        -------
Balance March 31, 2003            $ (1,241)      $ (186)      $   (3)       $(1,430)
                                    ======       ======       ======        =======

The change in accumulated foreign currency translation adjustment for the quarter ended March 31, 2003, was a $91 million gain. This gain is primarily the result of the recognition of deferred taxes on the foreign currency translation adjustment for those non-U.S. subsidiaries that are included in the Company's U.S. tax return. Loss for the quarter ended March 31, 2002, was $40 million, with Argentina and the United Kingdom accounting for most of the loss.

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Comments
-------------------
Reference is made to the registrant's 2002 Annual Report to Shareholders, which contains, at pages 32 through 54, the audited consolidated financial statements and the notes thereto, which are incorporated by reference into the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

Financial  statements  of  subsidiaries  outside  the  U.S.,  other  than  those operating in highly inflationary environments, are measured using the local currency as the functional currency. Adjustments from translating these financial statements into U.S. dollars are accumulated in the equity section of the balance sheet under the caption, "Accumulated Other Comprehensive Loss."

For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Therefore, exchange gains and losses for these subsidiaries are included with all other transactional exchange gains and losses in the Consolidated Statement of Income under the caption, "Exchange."

The Company accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to record expense for stock option compensation.

                                           Three Months
                                          Ended March 31,
                                          2003       2002
                                          ----       ----
(Millions, except per share amounts)
------------------------------------

Net income, as reported                   $  263   $  223
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (26)     (27)
                                          ------   ------
Pro forma net income                      $  237   $  196
                                          ======   ======

Net income per common share
Basic
  As reported                             $  .25   $  .21
  Pro forma                                  .23      .19
Assuming full dilution
  As reported                             $  .25   $  .21
  Pro forma                                  .23      .19

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Pronouncements
-------------------------

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted the provisions of SFAS 143 on January 1, 2003. Its adoption did not have any impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted the provisions of SFAS 146, effective January 1, 2003. As it relates to nonemployee-related exit and disposal costs, primarily contract termination costs and costs to consolidate or close facilities, the Company records such costs at fair value when incurred. Adoption of SFAS 146 did not have any impact on the Company's financial statements. The Company continues to account for employee-related post-employment benefit costs, including severance payments, under the provisions of SFAS No. 112, "Employer's Accounting for Post-Employment Benefits."

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS 123 and SFAS 148.


In November  2002,  FASB  Interpretation  No. 45,  "Guarantor's  Accounting  and
Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements were effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in these consolidated financial statements for the quarter ended March 31, 2003. The adoption of this interpretation did not have any impact on the Company's financial statements.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2003. The adoption of this interpretation did not have any impact on the Company's financial statements, as the Company does not have any VIE's.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Goodwill and Intangible Assets
------------------------------

Total goodwill by segment follows.
                            March 31,     December 31,      March 31,
Net Carrying Amount           2003            2002            2002
(Millions)                ------------    ------------    ------------
Blades & Razors              $ 140           $ 140           $ 138
Duracell                       571             571             548
Oral Care                      172             173             172
Braun                           78              78              73
Personal Care                    -               -               -
                            ------           -----          ------
  Total                      $ 961           $ 962          $  931
                            ======           =====          ======

The change between the March 31, 2002, and December 31, 2002, balances is mainly due to the impact of foreign currency translation.


The detail of intangible assets follows:

                              Weighted
                              Average        March 31, 2003         December 31, 2002          March 31, 2002
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                     (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                           6     $ 101      $  57        $ 101        $  53        $ 103      $  42
  Trademarks                        6        13          5           13            4           11          1
  Software                          5        13         10           12            9           16          8
  Endorsements                      -        61         61           61           61           61         61
  Other                            23        11          3           11            3           12          3
                                           ----       ----         -----        -----        -----      -----
Total                               7     $ 199      $ 136        $ 198        $ 130        $ 203      $ 115
                                           ====       ====         =====        =====        =====      =====
Unamortized Intangible Assets
  Trademarks                              $ 317                   $ 317                     $ 313
  Pension                                    15                      15                        12
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 531      $ 136        $ 530        $ 130        $ 528      $ 115
                                           ====       ====         =====        =====        =====      =====

                                           ----                    -----                     -----
Intangible Assets, net                    $ 395                    $ 400                     $ 413
                                           ====                    =====                     =====

Aggregate Amortization Expense:
  For the Three Months ended
    March 31, 2003              $  6
    March 31, 2002              $  5

Estimated Amortization Expense:
  For the Years ended
    December 31, 2003           $ 20
                 2004           $ 19
                 2005           $  7
                 2006           $  4
                 2007           $  3

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended
(Millions)                         March 31
                              ------------------
                                 2003       2002
                                 ----       ----
Net Sales                    $ 1,971     $ 1,732

Advertising                      167         136

  % Net Sales                    8.5%        7.9%

                                       PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------

The Company has a share repurchase program that authorizes the purchase of up to 150 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2002, the Company repurchased 108 million shares in the open market for $4.5 billion. In the three months ended March 31, 2003, the Company repurchased 23.5 million shares for $706 million.

                                    PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the
Company's  business  segments  are  set  forth  below.  There  are  no  material intersegment revenues.
                                          Net Sales
                                    ----------------------
                                     Three Months Ended
                                          March 31
                                    ----------------------
(Millions)                            2003        2002
                                     ------      ------
Blades & Razors                      $  893      $  770
Duracell                                384         332
Oral Care                               295         265
Braun                                   214         187
Personal Care                           185         178
                                     ------      ------
   Total                             $1,971      $1,732
                                     ======      ======

                                 Profit/(Loss) from Operations
                                  Three Months Ended March 31
                                  ----------------------------
(Millions)                            2003        2002
                                     ------      ------
Blades & Razors                      $  331      $  288
Duracell                                 39          (1)
Oral Care                                49          53
Braun                                    (6)          3
Personal Care                             -          11
                                     ------      ------
 Subtotal Reportable Segments           413         354
 All Other                              (33)        (26)
                                     ------      ------
   Total                             $  380      $  328
                                     ======      ======


                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                        Identifiable Assets
                                  -------------------------------
                                  March 31,   Dec. 31,   March 31,
(Millions)                          2003       2002        2002
                                  --------    -------    --------
Blades & Razors                  $ 3,188     $ 3,170     $ 3,301

Duracell                           2,546       2,741       2,738

Oral Care                          1,154       1,094       1,015

Braun                              1,074       1,065         945

Personal Care                        516         520         546
                                 -------     -------     -------
Subtotal Reportable Segments       8,478       8,590       8,545

All Other                            969       1,273       1,283

                                 -------     -------     -------
  Total                          $ 9,447     $ 9,863     $ 9,828
                                 =======     =======     =======

                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended
                                                   March 31
                                             -------------------
                                                2003      2002
                                                ----      ----
Net Income .............................      $  263    $  223
                                              ======    ======


Common shares, basic ...................       1,035     1,056
Effect of dilutive securities:
    Stock options ......................           2         4
                                              ------    ------
Common shares, assuming full dilution          1,037     1,060
                                              ======    ======


Net Income per Common Share:

  Basic ................................      $  .25    $  .21
                                              ======    ======
  Assuming full dilution ........             $  .25    $  .21
                                              ======    ======


As of March 31, 2003 and 2002, 55.6 million and 32.6 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price. Therefore, the effect of including these options in the calculation would have been accretive.

Subsequent Event
----------------

On April 2, 2003, the Company issued $83 million in floating rate notes, due April 2043. The notes are redeemable at the option of the holder at various prices on a yearly basis from April 2004 to April 2014 and each third anniversary thereafter to maturity. The notes are also redeemable at the Company's option at various prices from April 2033 to maturity.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.


First Quarter 2003 versus 2002
------------------------------

Total Company: Sales for the quarter ended March 31, 2003, were $1.97 billion, an increase of 14% versus the same quarter of the prior year. Favorable foreign exchange in Europe and Asia, partially offset by unfavorable foreign exchange in Latin America, positively impacted net sales by 5%. Excluding the favorable effect of exchange, sales increased 9%, mainly due to new products and volume/mix.

Blades and Razors: Sales of blades and razors increased 16% compared with the first quarter of last year. Without the favorable impact of exchange, sales grew 12%. The sales growth reflected the strong performance of the Mach3 and Venus franchises; in particular the success of Mach3Turbo through its European launch and its continued expansion in the rapidly growing Russian market. Sales also compared favorably to first-quarter 2002, a period in which the Company shipped below consumption largely due to pre-price increase purchases in December 2001, which were not repeated in December 2002. Profit from operations increased 15% versus the same quarter of the prior year. The favorable increase in profit was due to higher sales and a positive, continuing shift in product mix to premium systems, partially offset by increased advertising and unmatched Functional Excellence expenses. Functional Excellence expenses relate to the Company's multi-year program to enhance capabilities and reduce costs. Reference page 18 for additional information concerning Functional Excellence.

Duracell: Sales of Duracell increased 16% versus the first quarter of 2002. Excluding the favorable effect of exchange, sales were 11% above those of a year ago. The major sales growth contributors were strong consumer demand due to homeland security concerns, incremental military sales and favorable comparisons to 2002 which included the dampening effect of a product recall of certain hearing aid batteries. Moving forward the Company anticipates that this consumer demand for batteries will moderate during the balance of the year. These increases were partially offset by lower pricing associated with Duracell's price deal realignment program in the U.S. and the exit from the Company's zinc-carbon battery businesses in South Africa and India. Profit from operations was $39 million, compared to a loss of $1 million in the same prior-year quarter, reflecting strong volume, favorable exchange and manufacturing efficiencies, as well as the absence of costs incurred in the first quarter of 2002 for the recall of certain hearing aid batteries. Profit growth was partially offset by unmatched Functional Excellence expense.

Oral Care: Oral Care sales in the quarter were 11% above those of 2002, or 6% higher without the impact of favorable exchange. The sales increase was primarily attributable to the strong sell-in of the new CrossAction Power battery toothbrush and the CrossAction Vitalizer manual toothbrush in North
America  and the  continued  growth of the manual  toothbrush  business in North
America and Asia-Pacific, partially offset by more aggressive promotional activity. Profit from operations decreased 7% from the prior year. The decline in profit was primarily due to higher advertising expenses in support of new products, higher European-based production costs due to the strengthening of the Euro, unmatched Functional Excellence expenses and higher warranty accruals due in part to extended warranties on electronic appliances sold in Europe.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun: Sales of Braun in the first quarter were 15% higher than in the prior year. Excluding exchange, sales were 3% higher. Strong growth in men's electric shavers in North America and women's hair epilators in Asia-Pacific, Africa and the Middle East markets drove the sales increase. This growth was offset partially by decreased consumer demand in Europe and by unfavorable comparisons to the first quarter of 2002, a period during which Braun sales were favorably impacted by the bankruptcy of a key household appliance competitor. Loss from operations was $6 million, versus a profit of $3 million for the same quarter in the prior year. Key contributors to the operating loss for the current quarter were higher European-based manufacturing costs due to the strengthening of the Euro, unmatched Functional Excellence expenses, and higher warranty accruals due in part to extended warranties on electronic appliances sold in Europe.

Personal Care: Personal Care sales in the quarter increased 4% over those of a year ago. Without the favorable effect of exchange, sales increased 1%. Sales growth from a strong U.S. sell-in of new PowerCaps antiperspirants and deodorants was offset by Latin American currency devaluations and unfavorable comparisons to the first-quarter 2002, a period in which reformulated Gillette Series shave preps were launched. Profit from operations was break-even, resulting from cost-savings initiatives offset by increased marketing expenses in support of new products and by unmatched Functional Excellence costs.


Costs and Expenses, First Quarter 2003 Versus First Quarter 2002
----------------------------------------------------------------

Gross profit for the quarter was $1.19 billion, an increase of 15% over the same prior-year quarter. Gross profit as a percentage of sales was 60.5%, compared with 59.9% in the prior year. Gross margin improvement was attributable to favorable product mix, lower Duracell product costs and savings from the Company's Strategic Sourcing Initiative. These increases were offset by higher European-based manufacturing costs and incremental warranty expenses in the Braun and Oral Care segments.

Selling, general and administrative expenses increased by $103 million, or 15%, reflecting increases in advertising, sales promotion and administrative expenses. Advertising and sales promotion combined grew 17% from the prior year. Advertising as a percentage of sales increased to 8.5% from 7.9% in 2002. Increased investment in support of new and established brands and several new advertising campaigns contributed to the advertising increase. Other operating expenses increased 14%, primarily due to incremental Functional Excellence expenditures of $44 million, higher European-based costs resulting from exchange and higher pension expenses. Excluding the impact of Functional Excellence, other operating expenses as a percentage of sales decreased to 26.7%, versus 29% in the first quarter of 2002.

Profit from operations was $380 million, up 16%, versus $328 million a year ago, and increased as a percentage of sales to 19.3%, versus 18.9% in the prior year. The increase in profit was driven by strong sales growth, an ongoing favorable shift in product mix to the Company's premium shaving systems and savings from the Strategic Sourcing Initiative, but partially offset by higher advertising investment and the costs associated with the Functional Excellence Initiative.

Net interest expense was lower, reflecting lower rates year over year and a decrease in average net debt. The net effect of exchange was unfavorable, versus favorable in the prior year, due primarily to movements in the Argentinean peso. The effective tax rate was 31.0% for 2002 and 30.0% for the first-quarter of 2003. The decrease is primarily due to favorable changes in the mix of earnings taxed at rates lower than the U.S. statutory tax rate.

Net income of $263 million was 18% higher than the $223 million in 2002. Net income per common share of $.25, basic and fully diluted, was 19% above the $.21, basic and fully diluted, of 2002. The percentage increase in net income per common share was greater than the percentage increase in net income, reflecting the Company's share repurchase activities.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Financial Condition
-------------------

Cash provided by operations is the Company's primary source of funds to finance operating needs, capital expenditures, stock repurchases and dividend payments. Free cash flow is defined as cash flow remaining from operations after capital investments. The Company believes that free cash flow is an important measure of its liquidity as well as its ability to fund future growth and to provide a return to shareholders. Free cash flow for the three months ended March 31, 2003, was $498 million compared with $193 million in the same period last year. A reconciliation of net cash provided by operating activities to free cash flow follows.

                                                         Three months ended
                                                              March 31
                                                         ------------------
(Millions)                                               2003          2002
----------                                               ----          ----
Net cash provided by operating activities                $535          $260
Less: additions to property, plant and equipment          (48)          (78)
Plus: disposals of property, plant and equipment           11            11
                                                         ----          ----
Free cash flow                                           $498          $193

Net cash provided by operating activities was $535 million during the three months ended March 31, 2003, as compared with $260 million during the same period in 2002. The increase in net cash provided by operating activities in 2003 is due to lower pension funding ($3 million in the first three months of 2003 compared to $196 million in the same period in 2002), continued working capital improvements, and higher profits.

Reductions in capital spending during the first quarter of 2003 were due primarily to timing. Capital spending continues to be focused on new products and cost-reduction projects.

The Company spent $706 million to repurchase 23.5 million shares during the three months ended March 31, 2003. Free cash flow and cash on hand paid for nearly all of the $876 million in share repurchases and dividends during the quarter. Net debt (total debt net of associated swaps, less cash and cash equivalents) increased by $375 million to $3.1 billion at March 31, 2003, from $2.7 billion at December 31, 2002, primarily due to the use of cash on hand for the share repurchases. The Company believes that net debt is an important indicator of its consolidated debt position.

The Company's  investment  grade long-term credit ratings of AA- from Standard &
Poor's and Aa3 from Moody's and commercial  paper ratings of A1+ from Standard &
Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.47 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity;
primarily the Company's cash flow from operations. At March 31, 2003, there was $729 million outstanding under the Company's commercial paper program, an increase of $180 million from $549 million at December 31, 2002. The Company has a 364-day revolving bank credit facility in the amount of $1.1 billion that expires on October 14, 2003. Liquidity is enhanced through a provision in this agreement that gives the Company the option to enter into a one-year term loan in the amount of up to $1.1 billion. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing the Company to offer to the public up to $2.8 billion in debt securities in the U.S. It is currently anticipated that the proceeds from the sale of any debt securities issued under these shelf registration statements will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including the repurchase of the Company's stock.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


During the three months ended March 31, 2003, $303 million was issued in public offerings under these shelf registration statements, consisting of $300 million 2.875% notes, due March 2008, and $3 million issued under the Gillette medium term note program. All proceeds from these issuances were used to reduce commercial paper borrowings.At March 31, 2003, a total of $1.67 billion remained available under these shelf registrations

On April 2, 2003, subsequent to the quarter-end close, the Company publicly issued an additional $83 million in floating rate notes, due April 2043 under its shelf registration statements. The notes are redeemable at the option of the holder at various prices on a yearly basis from April 2004 to April 2014 and each third anniversary thereafter to maturity. The notes are also redeemable at the Company's option at various prices from April 2033 to maturity. The proceeds from this debt issuance were used to reduce commercial paper borrowings.

With its strong brands, leading market positions, strong financial condition and substantial cash-generating capability, Gillette expects to continue to have capital available for growth through both internally generated funds and significant credit resources. The Company has substantial unused lines of credit and access to worldwide financial markets, enabling the Company to raise funds at favorable rates.

The Company has no material contingent commitments. The Company has no material "off balance sheet" arrangements and no non-consolidated Variable Interest Entities.


Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence Initiative. This initiative is focused on upgrading capabilities, while reducing overhead costs by improving processes and eliminating duplication across functions. The total cost of this project is estimated at $350-$400 million. During 2002, the Company recorded expenses related to this initiative in the amount of $121 million. In the three months ended March 31, 2003, additional expenses of $44 million were recorded.
Additional  costs  will be  recorded  through  2005 as  programs  are  approved.
Annualized savings from the Functional Excellence Initiative are currently expected to be approximately $300-$350 million by 2006. These forward-looking cost and savings numbers contain management estimates that are subject to change over time.

                                     PAGE 19
                           DISCLOSURE CONTROLS AND PROCEDURES


Item 4.

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

                                     PAGE 20
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

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

Item 5. Other Information

Cautionary Statement
--------------------
Certain statements that we may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, our strategy for growth, product development and new product launches, market position and expenditures.

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

Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf, include the following, some of which are described in greater detail below:

- the pattern of our sales, including variations in sales volume within periods;
- consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;
- the mix of products sold;
- our  ability to control our internal costs and  the cost of raw materials;
- competitive factors, including the prices, promotional incentives and trade terms of our products and our response, as well as those of our customers and competitors, to changes in these terms;
- business  combinations  and divestitures of our competitors and customers;
- our technological advances and/or those of our competitors;
- new patents granted to us or our competitors;
- changes in exchange rates in one or more of our geographic markets;
- changes in laws and regulations, including trade regulations and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;
- changes in accounting policies;
- acquisition, divestiture or other collaborative activities; or
- the impact of general political and economic conditions or hostilities in the United States or in other parts of the world.

                                     PAGE 21
                           PART II. OTHER INFORMATION


Competitive Environment
-----------------------
We experience intense competition for sales of our products in most markets. Our products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of our markets, we have major competitors, some of which are larger and more diversified than we are. Aggressive competition within our markets to preserve, gain or regain market share, can affect our results in any given period.


Changes in Technology and New Product Introductions
---------------------------------------------------
In most product categories in which we compete, there are continuous technological changes and frequent introductions of new products and line extensions. Our ability to successfully introduce new products and/or extend lines of established products will depend on, among other things, our ability to identify changing consumer tastes and needs, develop new technologies, differentiate our products and gain market acceptance of new products. We cannot be certain that we will successfully achieve these goals.

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


Intellectual Property
---------------------
We rely upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain our proprietary rights in technology, products and our brands. Our intellectual property rights, however, could be challenged, invalidated or circumvented. We do not believe that our products infringe the intellectual property rights of others, but such claims, if they are established, can result in material liabilities or loss of business.

Cost-Savings Strategy
---------------------
We have implemented and approved a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

                                     PAGE 22
                           PART II. OTHER INFORMATION


Sales and Operations Outside of the United States
-------------------------------------------------
Sales outside of the United States represent a substantial portion of our business. In addition, we have a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

- changes in political or economic conditions;
- trade protection  measures;
- import  or  export  licensing  requirements;
- changes in the mix of earnings taxed at varying rates;
- unexpected  changes in regulatory  requirements or tax laws; or
- longer payment cycles in certain countries.

We are also exposed to foreign currency exchange rate risks with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks (through foreign currency forward, swap and option contracts and non-U.S. dollar denominated financings) and we are partially hedged through our foreign manufacturing operations, there can be no assurance that we will be fully protected against foreign currency fluctuations.

Retail Environment
------------------
With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from retail trade customers to provide more favorable trade terms.

We can be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and shrinkage and to change inventory delivery systems. While we expect the level of trade inventory of our products to decline over time, the speed and magnitude of such reductions, and/or our inability to develop satisfactory inventory delivery systems, could adversely affect operating results in any reporting period.


Effect of  Military Hostilities and Political Activity
------------------------------------------------------

Recent military hostilities and the threat of future hostilities, as well as attendant political activity, have created an atmosphere of economic uncertainty throughout the world. A disruption in our supply chain, an increase in import or export costs and/or other macroeconomic effects resulting from military or political events could adversely affect operating results in any reporting period.

                                     PAGE 23
                           PART II. OTHER INFORMATION


Item 6(a)  Exhibits

Exhibit 3.1 The Bylaws of The Gillette Company, as amended March 13, 2003, filed herewith.

Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


Item 6(b) Reports on Form 8-K

(a) The Company filed, on January 30, 2003, a current report on Form 8-K containing one exhibit: a Press Release announcing the Company's financial results for the full-year and for the fourth-quarter of 2002.

(b) The Company filed, on March 7, 2003, a current report on Form 8-K containing two exhibits: the Terms Agreement and the Statement of Eligibility of Trustee on Form T-1 related to the public offering of the Company's 2.875% Senior Note due 2008.

(c) The Company filed, on March 11, 2003, a current report on Form 8-K containing three exhibits: the Fifth Supplemental Indenture, the Note and the Legal Opinion related to the public offering of the Company's 2.875% Senior Note due 2008.

(d) The Company filed, on March 14, 2003, a current report on Form 8-K containing two exhibits: an Amendment to the Letter Agreement between the Company and Berkshire Hathaway Inc. and a Press Release announcing changes in the Company's Board of Directors.

(e) The Company filed, on April 2, 2003, a current report on Form 8-K containing two exhibits: the Terms Agreement and the Note related to the public offering of the Company's Floating Rate Notes due 2043.

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

May 6, 2003

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 5, 2003


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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 5, 2003


                                        /s/ Charles W. Cramb
                                        ------------------------------
                                        Charles W. Cramb
                                        Senior Vice President,
                                        Chief Financial Officer

EXHIBIT INDEX


Exhibit Number and Description

Exhibit 3.1 The Bylaws of The Gillette Company, as amended March 13, 2003, filed herewith.

Exhibit 12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.