Form 10-Q
period 2003-06-30
GILLETTE CO
filed 2003-08-05
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2003                    Commission File Number 1-922

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

Title of each class


Common Stock, $1.00 par value

Shares Outstanding July 31, 2003 . . . . . . . . . . . . . . . .1,020,182,696

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended        Six Months Ended
                                                             June 30                 June 30
                                                       ------------------        -----------------
                                                          2003       2002         2003        2002
                                                          ----       ----         ----        ----
Net Sales ..........................................   $ 2,254    $ 2,024      $ 4,225     $ 3,756
Cost of Sales ......................................       870        798        1,648       1,492
                                                       -------    -------      -------     -------
  Gross Profit .....................................     1,384      1,226        2,577       2,264

Selling, General and Administrative Expenses .......       879        807        1,692       1,517
Restructuring - Gain on Sale of Vaniqa .............         -        (30)           -         (30)
                                                       -------    -------      -------     -------
  Profit from Operations ...........................       505        449          885         777

Nonoperating Charges (Income):
  Interest income ..................................        (3)        (6)          (6)        (11)
  Interest expense .................................        16         24           30          44
  Exchange .........................................         3         (2)           5          (8)
  Other charges - net ..............................         6          8           (3)          4
                                                       -------    -------      -------     -------
                                                            22         24           26          29
                                                       -------    -------      -------     -------
Income before Income Taxes .........................       483        425          859         748

Income Taxes .......................................       145        132          258         232
                                                       -------    -------      -------     -------
  Net Income .......................................   $   338    $   293      $   601     $   516
                                                       =======    =======      =======     =======

Net Income per Common Share:
  Basic ............................................   $   .33    $   .28      $   .58     $   .49
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $   .33    $   .28      $   .58     $   .49
                                                       =======    =======      =======     =======


Dividends per Common Share:
  Declared .........................................   $ .3250    $ .3250      $ .3250     $ .3250
  Paid .............................................   $ .1625    $ .1625      $ .3250     $ .3250

Weighted average number of common shares outstanding
  Basic ............................................     1,021      1,057        1,029       1,056
  Assuming full dilution ...........................     1,023      1,062        1,031       1,061

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)

                                                             June 30,    December 31,     June 30,
                                                               2003         2002            2002
                                                          ------------   ------------   -----------
                                                           (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  614       $   801        $   980
  Trade receivables, less allowances, June 2003, $55;
    December 2002, $73; June 2002, $61 ...................    1,135         1,202          1,210
  Other receivables ......................................      395           311            296
  Inventories
     Raw materials and supplies ..........................      116           115            133
     Work in process .....................................      221           191            277
     Finished goods ......................................      822           622            800
                                                            -------       -------        -------
       Total Inventories .................................    1,159           928          1,210
                                                            -------       -------        -------

  Deferred income taxes ..................................      314           380            507
  Other current assets ...................................      292           175            294
                                                            -------       -------        -------
       Total Current Assets ..............................    3,909         3,797          4,497
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    6,684         6,429          6,303
Less accumulated depreciation ............................   (3,175)       (2,864)        (2,756)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,509         3,565          3,547
                                                            -------       -------        -------

Goodwill .................................................      975           962            954
Intangible Assets, less accumulated amortization .........      392           400            409
Other Assets .............................................    1,096         1,139            814
                                                            -------       -------        -------

                                                            $ 9,881       $ 9,863        $10,221
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                         June 30,     December  31,    June 30,
                                                           2003           2002           2002
                                                       ------------   ------------   ------------
                                                       (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    364       $    673       $  1,903
  Current portion of long-term debt ................        584            527            606
  Accounts payable .................................        549            581            532
  Accrued liabilities ..............................      1,646          1,303          1,188
  Dividends payable ................................        166            170            172
  Income taxes .....................................        232            234            392
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,541          3,488          4,793
                                                       --------       --------       --------

Long-Term Debt .....................................      2,740          2,457          1,724
Deferred Income Taxes ..............................        625            692            571
Other Long-Term Liabilities ........................        887            920            713
Minority Interest ..................................         42             46             42

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: June 2003, 1,372 shares;
            Dec. 2002, 1,370 shares;
            June 2002, 1,370 shares ................      1,372          1,370          1,370
  Additional paid-in capital .......................      1,233          1,197          1,151
  Earnings reinvested in the business ..............      6,877          6,608          6,250
  Accumulated other comprehensive loss .............     (1,257)        (1,523)        (1,428)
  Treasury stock, at cost: June 2003, 352 shares;
    Dec. 2002, 326 shares; and June 2002, 312 shares     (6,179)        (5,392)        (4,965)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,046          2,260          2,378
                                                       --------       --------       --------
                                                       $  9,881       $  9,863       $ 10,221
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30
                                                            ------------------
                                                            2003         2002
                                                            ----         ----
Operating Activities
    Net income .....................................       $ 601       $  516
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................         278          244
      Deferred income taxes ........................          39           52
      Other ........................................          11            7
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade and other accounts receivable ........          59          334
        Inventories ................................        (188)        (160)
        Accounts payable and accrued liabilities ...         227           25
        Other working capital items ................         (68)        (133)
        Other noncurrent assets and liabilities ....          45         (185)
                                                           -----        -----
          Net cash provided by operating activities        1,004          700
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (132)        (175)
    Disposals of property, plant and equipment .....          23           21
                                                           -----        -----
          Net cash used in investing activities ....        (109)        (154)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................        (786)           -
    Proceeds from exercise of stock option and
         purchase plans ............................          37           23
    Proceeds from long-term debt ...................         684          350
    Repayment of long-term debt ....................        (382)        (197)
    Decrease in loans payable ......................        (311)        (333)
    Dividends paid .................................        (335)        (343)
    Settlements of debt-related derivative contracts           7            9
                                                           -----        -----
          Net cash used in financing activities ....      (1,086)        (491)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............           4            -
Net Cash Used in Discontinued Operations ...........           -          (22)
                                                           -----        -----
Increase (Decrease) in Cash and Cash Equivalents ...        (187)          33
Cash and Cash Equivalents at Beginning of Period ...         801          947
                                                           -----        -----
Cash and Cash Equivalents at End of Period .........       $ 614        $ 980
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  29        $  50
    Income taxes ...................................       $ 212        $ 149

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           2003        2002      2003      2002
                                           ----        ----      ----      ----
Net Income, as reported                   $ 338       $ 293     $ 601     $ 516
  Other Comprehensive Income (Loss),
    net of tax:
  Foreign Currency Translation              171          47       262         7
  Cash Flow Hedges                            2          (1)        4         2
                                          -----       -----     -----     -----
Comprehensive Income                      $ 511       $ 339     $ 867     $ 525
                                          =====       =====     =====     =====

Accumulated Other Comprehensive Loss
------------------------------------
The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2001         $(1,373)      $   (56)      $   (8)       $(1,437)
Change in period                       (46)            -            5            (41)
Income tax benefit (expense)             6             -           (2)             4
                                    ------        ------       ------         ------
Balance  March 31, 2002            $(1,413)      $   (56)      $   (5)       $(1,474)
Change in period                       172             -           (2)           170
Income tax benefit (expense)          (125)            -            1           (124)
                                    ------        ------       ------         ------
Balance June 30, 2002              $(1,366)      $   (56)      $   (6)       $(1,428)
                                    ======        ======       ======         ======

Balance December 31, 2002          $(1,332)      $  (186)      $   (5)       $(1,523)
Change in period                         2             -            3              5
Income tax benefit (expense)            89             -           (1)            88
                                    ------        ------       ------         ------
Balance March 31, 2003             $(1,241)         (186)          (3)        (1,430)
Change in period                       185             -            3            188
Income tax benefit (expense)           (14)            -           (1)           (15)
                                    ------        ------       ------         ------
Balance June 30, 2003              $(1,070)      $  (186)      $   (1)       $(1,257)
                                    ======        ======       ======         ======

The change in accumulated foreign currency translation adjustment for the quarter ended June 30, 2003, was a $171 million gain, net of tax. The gains were primarily in Europe and Brazil. The gain for the quarter ended June 30, 2002, net of tax, was $47 million, with gains in Europe largely offset by losses in Latin America.

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

                                            Three Months           Six Months
                                           Ended June 30,        Ended June 30,
                                          2003       2002       2003       2002
                                          ----       ----       ----       ----
(Millions, except per share amounts)
------------------------------------

Net income, as reported                   $  338   $  293       $  601   $  516
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (25)     (27)         (50)     (54)
                                          ------   ------       ------   ------
Pro forma net income                      $  313   $  266       $  551   $  462
                                          ======   ======       ======   ======

Net income per common share
Basic
  As reported                             $  .33   $  .28       $  .58   $  .49
  Pro forma                                  .31      .25          .54      .44
Assuming full dilution
  As reported                             $  .33   $  .28       $  .58   $  .49
  Pro forma                                  .31      .25          .54      .44


The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Pronouncements
-------------------------
In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard on June 1, 2003. Its adoption did not have any impact on the financial statements.

In May 2003, the consensus to EITF Issue No. 01-08, "Determining Whether an Arrangement Contains A Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13. The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of July 1, 2003, the Company will account for new or modified arrangements based on this guidance, which could result in the recognition of operating or capital leases under SFAS No. 13.

                                      PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Goodwill and Intangible Assets
------------------------------

Total goodwill by segment follows.
Net Carrying Amount         June 30,      December 31,      June 30,
(Millions)                    2003            2002            2002
                          ------------    ------------    ------------
Blades & Razors              $ 140           $ 140           $ 142
Duracell                       584             571             563
Oral Care                      172             173             172
Braun                           79              78              77
Personal Care                    -               -               -
                            ------           -----          ------
  Total                      $ 975           $ 962          $  954
                            ======           =====          ======

The change between the June 30, 2003, December 31, 2002, and June 30, 2002, balances is mainly due to the impact of foreign currency translation.

The detail of intangible assets follows.
                              Weighted
                              Average         June 30, 2003         December 31, 2002           June 30, 2002
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                     (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                           6     $ 101      $  61        $  101        $  53        $ 103      $  46
  Trademarks                        6        14          6            13            4           11          2
  Software                          5        12         10            12            9           16          8
  Endorsements                      -        61         61            61           61           61         61
  Other                            23        11          3            11            3           12          3
                                           ----       ----         -----        -----        -----      -----
Total                               7     $ 199      $ 141        $  198        $ 130        $ 203      $ 120
                                           ----       ----         -----        -----        -----      -----
Unamortized Intangible Assets
  Trademarks                              $ 319                   $  317                     $ 314
  Pension                                    15                       15                        12
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 533      $ 141        $  530        $ 130        $ 529      $ 120
                                           ====       ====         =====        =====        =====      =====

                                           ----                    -----                     -----
Intangible Assets, net                    $ 392                    $ 400                    $  409
                                           ====                    =====                     =====

Aggregate Amortization Expense:
  For the three months ended
    June 30, 2003               $  5
    June 30, 2002               $  5
  For the six months ended:
    June 30, 2003               $ 11
    June 30, 2002               $ 10

Estimated Amortization Expense:
  For the Years ended
    December 31, 2003           $ 21
                 2004           $ 19
                 2005           $  7
                 2006           $  4
                 2007           $  3

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended         Six Months Ended
(Millions)                         June 30                   June 30
                              ------------------        ------------------
                                 2003       2002           2003       2002
                                 ----       ----           ----       ----
Net Sales                     $ 2,254    $ 2,024        $ 4,225    $ 3,756

Advertising                       186        159            353        296

  % Net Sales                     8.2%       7.9%           8.3%       7.9%

                                    PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------
The Company has a share repurchase program that authorizes the purchase of up to 150 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the program through December 31, 2002, the Company repurchased 108 million shares in the open market for $4.5 billion. In the three months ended March 31, 2003, and June 30, 2003, the Company repurchased 23.5 million and 2.4 million shares for $706 million and $80 million, respectively.


Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the
Company's  business  segments  are  set  forth  below.  There  are  no  material intersegment revenues.
                                                        Net Sales
                                    --------------------------------------------------
                                     Three Months Ended             Six Months Ended
                                           June 30                      June 30
                                    ---------------------        ---------------------
(Millions)                            2003        2002             2003        2002
                                     ------      ------           ------      ------
Blades & Razors                      $1,003      $  884           $1,896      $1,654
Duracell                                432         428              816         760
Oral Care                               316         275              611         540
Braun                                   284         233              499         420
Personal Care                           219         204              403         382
                                     ------      ------           ------      ------
   Total                             $2,254      $2,024           $4,225      $3,756
                                     ======      ======           ======      ======


                                               Profit/(Loss) from Operations
                                  ----------------------------------------------------
                                     Three Months Ended             Six Months Ended
                                           June 30                      June 30
                                  ---------------------------  -----------------------
(Millions)                            2003        2002             2003        2002
                                     ------      ------           ------      ------
Blades & Razors                      $  377      $  324           $  708      $  612
Duracell                                 54          46               93          45
Oral Care                                53          50              102         103
Braun                                    28          22               21          25
Personal Care                            24           5               24          16
                                     ------      ------           ------      ------
 Subtotal Reportable Segments           536         447              948         801
 All Other (1)                          (31)          2              (63)        (24)
                                     ------      ------           ------      ------
   Total                             $  505      $  449           $  885      $  777
                                     ======      ======           ======      ======

(1) All Other includes the $30 million gain on the sale of Vaniqa in the three and six months ended June 30, 2002.

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Identifiable Assets
                                  -------------------------------
                                  June 30,    Dec. 31,   June 30,
(Millions)                          2003       2002        2002
                                  ---------   -------    ---------
                                 (Unaudited)            (Unaudited)

Blades & Razors                  $ 3,343     $ 3,170     $ 3,258

Duracell                           2,559       2,741       2,782

Oral Care                          1,230       1,094       1,057

Braun                              1,130       1,065       1,014

Personal Care                        539         520         535
                                 -------     -------     -------
Subtotal Reportable Segments       8,801       8,590       8,646

All Other                          1,080       1,273       1,575

                                 -------     -------     -------
  Total                          $ 9,881     $ 9,863     $10,221
                                 =======     =======     =======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended      Six Months Ended
                                                   June 30                June 30
                                             ------------------     ------------------
                                                2003      2002         2003      2002
                                                ----      ----         ----      ----
Net Income .............................      $  338    $  293       $  601    $  516
                                              ======    ======       ======    ======


Common shares, basic ...................       1,021     1,057        1,029     1,056
Effect of dilutive securities:
    Stock options ......................           2         5            2         5
                                              ------    ------       ------    ------
Common shares, assuming full dilution          1,023     1,062        1,031     1,061
                                              ======    ======       ======    ======


Net Income per Common Share:

  Basic ................................      $  .33    $  .28       $  .58    $  .49
                                              ======    ======       ======    ======
  Assuming full dilution ........             $  .33    $  .28       $  .58    $  .49
                                              ======    ======       ======    ======

As of June 30, 2003 and 2002, 66.0 million and 43.7 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price.

                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative. This initiative impacts all business segments and is focused on upgrading capabilities, while reducing overhead costs by improving processes and eliminating duplication across all functions. Specific program activities include outsourcing certain information technology functions, implementing new worldwide technology tools and processes, streamlining customer management and marketing programs, and consolidating financial functions.

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $31 million in the second quarter of 2002, $121 million for the full year 2002, $44 million in the first quarter of 2003, and $42 million in the second quarter of 2003. Employee terminations are completed within 12 months of accrual. The employee termination benefits are calculated using the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements.

Details of the Functional Excellence accrual follow. Other costs included items such as consulting, lease buyouts and asset write downs related to Functional
Excellence programs.

                                           Employee
(Millions)                                 Terminations     Other        Total
----------                                 -------          -----        -----
Accrual Balance December 31, 2002          $85.8            $6.3          $92.1

First Quarter 2003:
  Charges                                   38.0             6.0           44.0
  Payments/Uses                            (43.6)           (2.2)         (45.8)
                                           ------          ------         ------
Accrual Balance March 31, 2003              80.2            10.1           90.3
                                           ------          ------         ------

Second Quarter 2003:
  Charges                                   33.9             7.7           41.6
  Payments/Uses                            (33.7)           (5.7)         (39.4)
                                           ------          ------         ------
Accrual Balance June 30, 2003              $80.4           $12.1          $92.5
                                           ======          ======         ======

Functional Excellence charges in 2003 included $12 million and $13 million which were recorded to cost of goods sold, and $30 million and $73 million which were recorded to selling, general and administrative expenses in the three and six month periods ended June 30, 2003, respectively.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

Second Quarter 2003 versus 2002
-------------------------------
Total Company: Sales for the quarter ended June 30, 2003, were $2.25 billion, an increase of 11% versus the same quarter of the prior year. The impact of exchange was 6%, as the strength of European currencies more than offset unfavorable exchange in Latin America. Volume/mix contributed 5% to sales growth, largely driven by new products. Overall, pricing had no material impact on reported sales, as price increases in Blades and Razors were offset by lower pricing in both Duracell and Oral Care. Profit increased 12% as compared with the prior year, mainly due to favorable product mix in the Blades and Razors business, cost-savings initiatives and manufacturing efficiencies, partially offset by higher year-over-year exchange-driven European-based costs, significantly higher advertising investment, incremental pension expense and higher Functional Excellence charges. Heightened competitive activity is expected for the balance of the year in Blades and Razors, which could have a dampening effect on Gillette's 2003 and 2004 earnings potential through increased marketing investment and potential share loss. However, this activity is not expected to inhibit our ability to deliver on our financial growth targets.

Blades and Razors: Second-quarter sales rose 14% compared with the second quarter of last year. Excluding the impact of exchange, sales increased 8%.
Sales growth was driven by the success of Mach3Turbo in North America and Europe, together with the North American launches of the Venus Passion and Venus Spa Collection systems and Sensor3 disposable razors. Second-quarter Blades and Razors profit was up 17%, and margin climbed 100 basis points to 37.6%, reflecting sales performance and continued upgrading to premium systems. These gains were partially offset by a double-digit increase in advertising support.

Duracell: Sales of Duracell for the quarter increased 1% versus those of a year ago. Excluding the impact of exchange, sales declined by 4%, as strong alkaline volume gains in Europe and North America were offset by lower pricing due to the North America price-deal realignment program, and lower volumes related to the divestiture of the carbon zinc businesses in South Africa and India. Deep discount pricing programs have recently been announced by competition, which may impact the dynamics of the battery category for the second half of the year. In addition, we expect a reduction in category growth in the United States, due to consumer destocking from first-quarter pantry-loading. Profit from operations grew 20% versus a year ago, reflecting continued manufacturing efficiencies and overhead containment, partially offset by a substantial increase in marketing. The impact of lower pricing as a result of the price-deal realignment was offset by lower promotional activity and the elimination of free cell giveaways.

Oral Care: Oral Care second-quarter sales were 15% above those of 2002, or 8% excluding the impact of exchange. The manual and power toothbrush businesses each grew substantially, due to successful new product introductions (CrossAction Vitalizer and CrossAction Power battery) and the strong performance of entry-priced toothbrushes in emerging markets. Oral Care profit from operations grew 7% from a year ago, reflecting increased sales from new products and improved factory performance, partially offset by the impact of exchange on European-sourced product costs and a double-digit increase in advertising to support new product launches.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun: Sales of Braun rose 22% above those of the previous year, or 12% excluding the impact of exchange. Double-digit sales growth in North America and Asia was driven by the Thermoscan ear-thermometer business, reflecting concerns over the SARS epidemic. In addition, the new SoftPerfection epilator drove strong growth in AMEE and Southern Europe, while the new Flex XP2 men's electric shaver was successfully introduced in Japan. These gains helped to offset a weak economic environment in Europe that continues to pressure the electric shaving category. Strong sales growth and manufacturing efficiencies, partially offset by the impact of exchange on European manufacturing costs and an increase in advertising, resulted in an increase in profit of 28% versus the prior year.

Personal Care: Sales for the quarter increased by 8%, or 3% in constant currency. Growth was driven by strong sales of PowerCaps premium clear gel antiperspirants in North America and by strong European sales of Satin Care female shave gel. Profit for the quarter increased significantly, chiefly due to the benefit of cost-savings initiatives.

Six Months 2003 versus 2002
---------------------------
Total Company: Sales for the six months ended June 30, 2003, were $4.23 billion, an increase of 13% versus the same period last year. Excluding the impact of exchange, sales increased by 7%, attributable mainly to volume/mix. Overall, pricing had no material impact on the period, as price increases in Blades and Razors were more than offset by lower prices in Duracell and Oral Care. Profit increased by 14% compared with the prior year, due to favorable product mix in Blades and Razors, cost-savings initiatives and manufacturing efficiencies, which more than offset higher European-based costs due to exchange, higher advertising investment, incremental Functional Excellence expenses across all business segments, and incremental pension expense.

Blades and Razors: Sales increased 15%, and profit increased 16%, compared with the first six months of last year. Excluding the impact of exchange, sales increased 10%. Sales growth was driven by the strength of premium shaving systems, including the launch of Mach3Turbo in Europe. Profit grew at a higher pace than sales, resulting in a margin increase of 40 basis points to 37.4%, as favorable product mix to our premium systems more than offset a double-digit increase in advertising.

Duracell: Sales of Duracell for the six months increased 7% versus those of a year ago. Excluding exchange, sales increased 3%, primarily due to North America consumer pantry-loading in the first quarter of 2003 and volume gains in Europe. This was partially offset by lower pricing from the North America price-deal realignment initiative and unmatched 2002 sales related to the divestiture of the carbon zinc businesses in South Africa and India. Profit year-to-date more than doubled due to higher sales, solid cost-saving programs and the absence of first-quarter 2002 costs associated with withdrawing selected hearing aid batteries. These gains were partially offset by significantly higher advertising expenses.

Oral Care: Oral Care sales were 13% above those of 2002, or 7% above, excluding the impact of exchange. Sales growth was driven by the success of new product introductions in both the manual and power categories. Profit and margins were lower than those of the prior year, as higher sales from new products and improved factory performance were more than offset by higher European costs, due to exchange, a significant increase in advertising investment and higher warranty-related accruals in the first quarter of 2003.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun: Sales of Braun increased 19% over those of the prior year, including currency gains amounting to 11 percentage points. Growth was driven by significant gains in both male and female electric shavers, as well as strong sales of Thermoscan, fueled by concerns over the SARS epidemic. Profit from operations declined 13%, due to incremental warranty accruals incurred in the first quarter of 2003, higher advertising support, and the impact of exchange on European-based manufacturing costs, which more than offset benefits from improved product mix, manufacturing efficiencies and strong sales growth.

Personal Care: Personal Care sales increased 6% over those of 2002, or 2% on a constant currency basis. New product success with the PowerCaps antiperspirant/deodorant line was partially offset by currency devaluation in Latin America. Profit from operations increased 47%, due to higher sales and cost-savings initiatives, which were partially offset by increased marketing investment for new product launches.


Costs and Expenses
------------------
Second Quarter 2003 versus 2002
-------------------------------
Gross profit for the three months ended June 30, 2003, was $1.38 billion, an increase of 13% versus 2002. Gross profit as a percentage of sales of 61.4% compared with 60.6% in 2002. This improvement stemmed from favorable product mix in the Blades and Razors business, cost-savings initiatives and manufacturing efficiencies, particularly at Duracell, partially offset by higher year-over-year exchange-driven European-based manufacturing costs and incremental Functional Excellence costs within Cost of Goods Sold.

Selling, general and administrative expenses increased by $72 million, or 9%, versus the prior year. Advertising and sales promotion combined increased 18% over the prior year, with advertising growing to 8.2% of sales from 7.9% in the prior year, as support was increased for new and existing brands with advertising across all businesses. Sales promotion increased slightly as a percentage of sales, chiefly reflecting support for new product activity in Blades and Razors, Oral Care and Personal Care. Other selling, general and administrative expenses increased by 5%, compared with the prior year, but fell 160 basis points as a percentage of sales, from 28.1% in the second quarter of 2002 to 26.5% this year. Higher European-based costs due to exchange, higher Functional Excellence charges and incremental pension expense led to the increase.

Profit from operations was $505 million, an increase of 12% from $449 million in 2002. Profit from operations in 2002 included a $30 million pretax gain on the sale of the Vaniqa business. Excluding this gain, profit from operations increased by 21%.

Net interest expense decreased, due to significantly lower rates year-over-year. Exchange was a net loss in the quarter, versus a net gain in the prior year.

The effective tax rate was 30%, versus 31% in the year before. The decrease is primarily due to favorable changes in the mix of earnings by country taxed at rates lower than the U.S. statutory rate.

Net income of $338 million was 15% above the $293 million in the prior year. Diluted net income per common share of $.33 was 18% above the $.28 reported for 2002. Net income for 2002 included a one-time $21 million aftertax gain on the sale of the Vaniqa business, which had a $.02 favorable impact on diluted net income per common share last year. Excluding the impact of Vaniqa, diluted net income per common share increased 27%. The growth in diluted net income per common share was driven by strong operating results, a lower tax rate, and the effect of stock repurchases.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months Ended June 30, 2003 versus 2002
------------------------------------------
Gross profit for the six months ended June 30, 2003, was $2.58 billion, an increase of 14% versus 2002. Gross profit as a percentage of sales of 61.0% compared with 60.3% in 2002. This was due to favorable product mix in Blades and Razors, cost-savings initiatives and manufacturing efficiencies that more than offset higher European-based costs.

Selling, general and administrative expenses increased $175 million, or 12%. Advertising and sales promotion expenses combined increased by 17%, with advertising up 19%, to 8.3% of sales from 7.9% in the prior year, and sales promotion up 13% versus last year. Other selling, general and administrative expenses were above those of the prior year, reflecting incremental Functional Excellence expense, incremental pension expense, and higher European-based costs due to the strengthening of the Euro.

Profit from operations was $885 million, up 14% versus $777 million a year earlier. Profit from operations in 2002 included a $30 million pretax gain on the sale of the Vaniqa business. Excluding the impact of the Vaniqa gain, profit
from  operations   increased  by  18%.

Net interest expense decreased due to significantly lower rates. Exchange was a net loss, versus a net gain in the prior year.

The effective tax rate was 30%, versus 31% in the prior year. The decrease is primarily due to favorable changes in the mix of earnings by country taxed at rates lower than the U.S. statutory rate.

Net income was $601 million, up 16% versus $516 million a year earlier. Diluted net income per common share of $.58 was 18% above $.49 in 2002. Net income in 2002 included a one-time $21 million aftertax gain on the sale of the Vaniqa business that had a $.02 favorable impact on diluted net income per common share. Excluding the impact of the Vaniqa gain, diluted net income per common share increased by 23%. The growth in diluted net income per common share was driven by strong operating results, a lower tax rate, and the effect of stock repurchases.

Financial Condition
-------------------
Cash provided by operations is the Company's primary source of funds to finance operating needs, capital expenditures, stock repurchases and dividend payments. Free cash flow for the six months ended June 30, 2003, was $895 million, compared with $546 million in the same period last year. Free cash flow is defined as cash flow remaining from operations after capital investments. The Company believes that free cash flow is an important measure of its liquidity, as well as its ability to fund future growth and to provide a return to shareholders. A reconciliation of net cash provided by operating activities to free cash flow follows.

                                                          Six months ended
                                                              June 30
                                                         ------------------
(Millions)                                               2003          2002
----------                                               ----          ----
Net cash provided by operating activities              $1,004          $700
Less: additions to property, plant and equipment         (132)         (175)
Plus: disposals of property, plant and equipment           23            21
                                                         ----          ----
Free cash flow                                           $895          $546
                                                         ====          ====

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net cash provided by operating activities was $1.0 billion during the six months ended June 30, 2003, compared with $700 million during the same period in 2002. The increase in net cash provided by operating activities in 2003 is due primarily to $193 million in lower pension funding and higher profits.

Reductions in capital spending during the first half of 2003 were due primarily to timing. Capital spending continues to be focused on new products and cost-reduction projects.

The Company spent $786 million to repurchase 26 million shares and paid $335 million in dividends during the six months ended June 30, 2003. Net debt (total debt less cash and cash equivalents) increased by $218 million to $3.1 billion at June 30, 2003, from $2.9 billion at December 31, 2002. The Company believes that net debt is an important consideration in evaluating its liquidity.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.47 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity, primarily the Company's cash flow from operations. At June 30, 2003, there was $258 million outstanding under the Company's commercial paper program, a decrease of $291 million from $549 million outstanding at December 31, 2002. The reduction in commercial paper reflects the impact of debt issuances, partially offset by maturing debt repayments. The Company has a 364-day revolving bank credit facility in the amount of $1.1 billion that expires on October 14, 2003. Liquidity is enhanced through a provision in this agreement that gives the Company the option to enter into a one-year term loan in the amount of up to $1.1 billion. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing the Company to offer to the public up to $2.8 billion in debt securities in the U.S. It is currently anticipated that the proceeds from the sale of any debt securities issued under these shelf registration statements will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including the repurchase of the Company's common stock.

During the six months ended June 30, 2003, $686 million was issued in public offerings under these shelf registration statements, consisting of $300 million 2.875% notes, due March 2008, $300 million 2.50% notes, due June 2008, $83 million in floating rate notes, due April 2043, and $3 million issued under the Gillette medium-term note program. All proceeds from these issuances were used to reduce commercial paper borrowings. The $83 million floating rate notes are redeemable at the option of the holder at various prices on a yearly basis from April 2004 to April 2014 and each third anniversary thereafter to maturity. The floating rate notes are also redeemable at the Company's option at various prices from April 2033 to maturity. At June 30, 2003, a total of $1.29 billion remained available under these shelf registrations.

With its strong brands, leading market positions, strong financial condition and substantial cash-generating capability, management expects to continue to have capital available for growth through both internally generated funds and significant credit resources. The Company has substantial unused lines of credit and access to worldwide financial markets, enabling the Company to raise funds at favorable rates.

The Company has no material contingent commitments. The Company has no material "off balance sheet" arrangements and no non-consolidated Variable Interest Entities.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Functional Excellence
---------------------
In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. The total cost of this project is estimated at $350-$400 million through 2005. Annualized savings from the Functional Excellence initiative are currently expected to be approximately $300-$350 million by 2006.

During 2002, the Company recorded expenses related to this initiative in the amount of $121 million ($79 million after taxes, or $.07 in diluted net income per common share), with $31 million ($20 million after taxes, or $.02 in diluted net income per common share) recorded in the second quarter. In the first and second quarters of 2003, charges of $44 million ($42 million after taxes, or $.04 in diluted net income per common share) and $42 million ($30 million after taxes, or $.03 in diluted net income per common share) were recorded, respectively. Functional Excellence charges in 2003 included $12 million and $13 million which were recorded to cost of goods sold, and $30 million and $73 million which were recorded to selling, general and administrative expenses in the three and six month periods ended June 30, 2003, respectively.

It is currently expected that total 2003 Functional Excellence expenses will be in the range of $130-$150 million. Additional costs will be recorded in 2004 and 2005 as programs are developed and approved. These forward-looking cost and savings numbers contain management estimates that are subject to change over time.

                                     PAGE 20
                       DISCLOSURE CONTROLS AND PROCEDURES


Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the Company's disclosure controls and procedures as of June 30, 2003, and they have concluded that these controls and procedures are effective. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PAGE 21
                           PART II. OTHER INFORMATION


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

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting on May 15, 2003, the shareholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2006 Annual Meeting of Shareholders, with votes as indicated opposite each director's name:

                                For            Withheld
                            -----------       ----------
Roger K. Deromedi           855,992,794       37,327,741
Dennis F. Hightower         848,538,082       44,782,453
Herbert H. Jacobi           849,038,534       44,282,001
Nancy J. Karch              818,144,466       75,176,069

The directors whose term of office as a director continued after the meeting are Edward F. DeGraan, Wilbur H. Gantz, Michael B. Gifford, Ray J. Groves, James M. Kilts, Fred H. Langhammer, Jorge Paulo Lemann and Marjorie M. Yang.

2. Approved a shareholder proposal recommending the declassification of the Board of Directors. The vote was 476,154,703 for the proposal and 272,996,469 against, with 12,130,525 abstentions and 132,038,838 broker nonvotes.

3. Rejected a shareholder proposal that the Company establish a policy of expensing stock options. The vote was 309,948,512 for the proposal and 430,554,039 against, with 20,777,206 abstentions and 132,040,778 broker nonvotes.


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

                                     PAGE 22
                           PART II. OTHER INFORMATION


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

                                     PAGE 23
                           PART II. OTHER INFORMATION


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

                                     PAGE 24
                           PART II. OTHER INFORMATION


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

Effect of  Military Hostilities and Political Activity
------------------------------------------------------
Recent military hostilities and the threat of future hostilities, as well as attendant political activity, have created an atmosphere of economic uncertainty throughout the world. A disruption in our supply chain, an increase in import or export costs and/or other macroeconomic events resulting from military or political events could adversely affect operating results in any reporting period.

                                     PAGE 25
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits

The following exhibits are included herein:

12  Statement  Regarding  Computation  of  Ratio of  Earnings  to Fixed
Charges.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32   Certification   Pursuant  to  Rule   13a-14(b)   and  Section  906  of  the
Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Item 6(b) Reports on Form 8-K

The  following  reports  on Form 8-K were  filed or  furnished  to the
Commission:

(a) The Company furnished, on May 6, 2003, a current report on Form 8-K containing one exhibit: a Press Release announcing the Company's financial results for the first quarter of 2003.

(b) The Company filed, on May 27, 2003, a current report on Form 8-K containing two exhibits: the Opinion of Ropes & Gray and the Consent of Ropes & Gray related to the public offering of the Company's 2.50% Senior Note due 2008.

                                     PAGE 26
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE GILLETTE COMPANY
(Registrant)




/s/ Claudio E. Ruben
--------------------------------
Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

August 5, 2003

EXHIBIT INDEX


Exhibit Number and Description

Exhibit 12     Statement  Regarding  Computation  of  Ratio of  Earnings  to
Fixed Charges.

Exhibit  31.1  Certification  of  Chief  Executive  Officer  Pursuant  to  Rule
13a-14(a).

Exhibit  31.2  Certification  of  Chief  Financial  Officer  Pursuant  to  Rule
13a-14(a).

Exhibit 32     Certification   Pursuant  to  Rule  13a-14(b)  and  Section  906
of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).