Form 10-Q
period 2003-09-30
GILLETTE CO
filed 2003-11-04
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2003                Commission File Number 1-922

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


                                             Yes   X          No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class


Common Stock, $1.00 par value

Shares Outstanding October 31, 2003 . . . . . . . . . . . . . . .  1,011,720,627

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended        Nine Months Ended
                                                           September                September 30
                                                       ------------------        -----------------
                                                          2003       2002         2003        2002
                                                          ----       ----         ----        ----
Net Sales ..........................................   $ 2,405    $ 2,168      $ 6,630     $ 5,924
Cost of Sales ......................................       935        882        2,583       2,374
                                                       -------    -------      -------     -------
  Gross Profit .....................................     1,470      1,286        4,047       3,550

Selling, General and Administrative Expenses .......       866        764        2,558       2,281
Restructuring - Gain on Sale of Vaniqa .............         -          -            -         (30)
                                                       -------    -------      -------     -------
  Profit from Operations ...........................       604        522        1,489       1,299

Nonoperating Charges (Income):
  Interest income ..................................       (2)         (7)          (8)        (18)
  Interest expense .................................       13          21           43          65
  Exchange .........................................       (7)         (9)          (2)        (17)
  Other charges - net ..............................        7           4            4           8
                                                       -------    -------      -------     -------
                                                           11           9           37          38
                                                       -------    -------      -------     -------
Income before Income Taxes .........................      593         513        1,452       1,261

Income Taxes .......................................      177         159          435         391
                                                       -------    -------      -------     -------
  Net Income .......................................   $  416     $   354      $ 1,017     $   870
                                                       =======    =======      =======     =======

Net Income per Common Share:
  Basic ............................................   $  .41     $   .33      $   .99     $   .82
                                                       =======    =======      =======     =======
  Assuming Full Dilution ...........................   $  .41     $   .33      $   .99     $   .82
                                                       =======    =======      =======     =======


Dividends per Common Share:
  Declared .........................................   $    -     $     -      $ .3250     $ .3250
  Paid .............................................   $.1625     $ .1625      $ .4875     $ .4875

Weighted average number of common shares outstanding
  Basic ............................................    1,017       1,058        1,025       1,057
  Assuming full dilution ...........................    1,019       1,060        1,027       1,061

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)

                                                          September 30,  December 31,   September 30,
                                                               2003         2002            2002
                                                          ------------   ------------   -----------
                                                           (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  845       $   801        $   981
  Trade receivables, less allowances, Sept. 2003, $61;
    December 2002, $73; Sept. 2002, $61 ..................    1,249         1,202          1,220
  Other receivables ......................................      350           311            282
  Inventories
     Raw materials and supplies ..........................      115           115            113
     Work in process .....................................      206           191            246
     Finished goods ......................................      856           622            821
                                                            -------       -------        -------
       Total Inventories .................................    1,177           928          1,180
                                                            -------       -------        -------

  Deferred income taxes ..................................      333           380            491
  Other current assets ...................................      271           175            251
                                                            -------       -------        -------
       Total Current Assets ..............................    4,225         3,797          4,405
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    6,761         6,429          6,304
Less accumulated depreciation ............................   (3,253)       (2,864)        (2,809)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,508         3,565          3,495
                                                            -------       -------        -------

Goodwill .................................................      996           962            952
Intangible Assets, less accumulated amortization .........      514           400            400
Other Assets .............................................    1,044         1,139            766
                                                            -------       -------        -------

                                                            $10,287       $ 9,863        $10,018
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                       September 30,  December 31,   September 30,
                                                           2003           2002           2002
                                                       ------------   ------------   ------------
                                                       (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    732       $    673       $  1,176
  Current portion of long-term debt ................        432            527            755
  Accounts payable .................................        515            581            519
  Accrued liabilities ..............................      1,793          1,303          1,238
  Dividends payable ................................          -            170              -
  Income taxes .....................................        223            234            345
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,695          3,488          4,033
                                                       --------       --------       --------

Long-Term Debt .....................................      2,715          2,457          1,852
Deferred Income Taxes ..............................        709            692            591
Other Long-Term Liabilities ........................        898            920            713
Minority Interest ..................................         71             46             44

Contingent Redemption Value of
  Common Stock Put Options .........................          -              -            241

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: Sept. 2003, 1,373 shares;
            Dec.  2002, 1,370 shares;
            Sept. 2002, 1,370 shares ...............      1,373          1,370          1,370
  Additional paid-in capital .......................      1,243          1,197            931
  Earnings reinvested in the business ..............      7,292          6,608          6,604
  Accumulated other comprehensive loss .............     (1,248)        (1,523)        (1,396)
  Treasury stock, at cost: Sept. 2003, 361 shares;
    Dec. 2002, 326 shares; and Sept. 2002, 312 shares    (6,461)        (5,392)        (4,965)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,199          2,260          2,544
                                                       --------       --------       --------
                                                       $ 10,287       $  9,863       $ 10,018
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                            ------------------
                                                            2003         2002
                                                            ----         ----
Operating Activities
    Net income .....................................       $1,017      $  870
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................          430         371
      Deferred income taxes ........................           70          99
      Other ........................................            3          12
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade and other accounts receivable ........           5          323
        Inventories ................................        (179)        (146)
        Accounts payable and accrued liabilities ...         263           82
        Other working capital items ................         (17)         (60)
        Other noncurrent assets and liabilities ....         110         (131)
                                                           -----        -----
          Net cash provided by operating activities        1,702        1,420
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .....        (218)        (278)
    Acquisition of business, net of cash acquired ..        (161)           -
    Disposals of property, plant and equipment .....          28           31
    Other ..........................................           3            1
                                                           -----        -----
          Net cash used in investing activities ....        (348)        (246)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .....................      (1,069)           -
    Proceeds from sale of put options .............            -           15
    Proceeds from exercise of stock option and
         purchase plans ............................          48           31
    Proceeds from long-term debt ...................         684          619
    Repayment of long-term debt ....................        (534)        (197)
    Increase (Decrease) in loans payable ...........          51       (1,061)
    Dividends paid .................................        (501)        (515)
    Settlements of debt-related derivative contracts           6           (8)
                                                           -----        -----
          Net cash used in financing activities ....      (1,315)      (1,116)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ............           5            2
Net Cash Used in Discontinued Operations ...........           -          (26)
                                                           -----        -----
Increase in Cash and Cash Equivalents ..............          44           34
Cash and Cash Equivalents at Beginning of Period ...         801          947
                                                           -----        -----
Cash and Cash Equivalents at End of Period .........       $ 845        $ 981
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .......................................       $  45        $  66
    Income taxes ...................................       $ 359        $ 218

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended    Nine Months Ended
                                            September 30          September 30
                                         ------------------    ----------------
                                           2003        2002      2003      2002
                                           ----        ----      ----      ----
Net Income, as reported                   $ 416       $ 354     $1,017    $ 870
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation                8          32        270       39
  Cash Flow Hedges                            1           -          5        2
                                          -----       -----     ------    -----
Comprehensive Income                      $ 425       $ 386     $1,292    $ 911
                                          =====       =====     ======    =====

Accumulated Other Comprehensive Loss
------------------------------------
The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2001         $(1,373)      $   (56)      $  (8)        $(1,437)
Change in period                       (46)            -           5             (41)
Income tax benefit (expense)             6             -          (2)              4
                                    ------        ------       ------         ------
Balance March 31, 2002              (1,413)          (56)         (5)         (1,474)
Change in period                       172             -          (2)            170
Income tax benefit (expense)          (125)            -           1            (124)
                                    ------        ------       ------         ------
Balance  June 30, 2002             $(1,366)      $   (56)         (6)        $(1,428)
Change in period                       (37)            -           -             (37)
Income tax benefit (expense)            69             -           -              69
                                    ------        ------       ------         ------
Balance September 30, 2002         $(1,334)      $   (56)      $  (6)        $(1,396)
                                    ======        ======       ======         ======


Balance December 31, 2002          $(1,332)      $  (186)      $  (5)        $(1,523)
Change in period                         2             -           3               5
Income tax benefit (expense)            89             -          (1)             88
                                    ------        ------       ------         ------
Balance March 31, 2003              (1,241)         (186)         (3)         (1,430)
Change in period                       185             -           3             188
Income tax benefit (expense)           (14)            -          (1)            (15)
                                    ------        ------       ------         ------
Balance June 30, 2003              $(1,070)         (186)         (1)         (1,257)
Change in period                         9             -           2              11
Income tax benefit (expense)            (1)            -          (1)             (2)
                                    ------        ------       ------         ------
Balance September 30, 2003         $(1,062)      $  (186)      $   -         $(1,248)
                                    ======        ======       ======         ======

The change in accumulated foreign currency translation adjustment for the quarters ended September 30, 2003, and 2002, were gains, net of tax, of $8 million and $32 million, respectively. The gains in both quarters were due to strengthening European currencies, offset by weakening Latin American currencies, versus the U.S. dollar.

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

                                            Three Months          Nine Months
                                           Ended Sept. 30,       Ended Sept. 30,
                                          2003       2002       2003       2002
                                          ----       ----       ----       ----
(Millions, except per share amounts)
------------------------------------

Net income, as reported                   $  416   $  354       $1,017   $  870
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (25)     (29)         (76)     (83)
                                          ------   ------       ------   ------
Pro forma net income                      $  391   $  325       $  941   $  787
                                          ======   ======       ======   ======

Net income per common share
Basic
  As reported                             $  .41   $  .33       $  .99   $  .82
  Pro forma                                  .38      .31          .92      .74
Assuming full dilution
  As reported                             $  .41   $  .33       $  .99   $  .82
  Pro forma                                  .38      .31          .92      .74


The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Pronouncements
-------------------------
In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

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

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains A Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13. The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of July 1, 2003, the Company accounts for new or modified arrangements based on this guidance. The adoption of this standard did not have a material impact on the Company's financial statements.

                                      PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Goodwill and Intangible Assets
------------------------------
In August, 2003, the Company acquired a majority interest in Fujian Nanping Nanfu Battery Co., Ltd., a leading battery company in China. The Nanfu business is reported as part of the Duracell segment. The change between the September 30, 2003, and December 31, 2002, goodwill and intangible balances is due mainly to the acquisition of Nanfu, and, to a lesser degree, the impact of foreign currency translation. The Nanfu acquisition resulted in the capitalization of the Nanfu trademark as an indefinite-lived intangible asset, as well as other definite-lived intangible assets. The values of these intangibles, as well as the related goodwill, may be adjusted in future periods as the purchase price allocation for the acquisition is not final.

Total goodwill by segment follows.

Net Carrying Amount       September 30,    December 31,   September 30,
(Millions)                    2003            2002             2002
                          ------------    ------------    ------------
Blades & Razors              $ 140           $ 140           $ 140
Duracell                       605             571             563
Oral Care                      173             173             173
Braun                           78              78              76
Personal Care                    -               -               -
                             -----           -----          ------
  Total                      $ 996           $ 962          $  952
                             =====           =====          ======

The detail of intangible assets follows.
                              Weighted
                              Average      September 30, 2003       December 31, 2002        September 30, 2002
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                     (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                           6     $ 101      $  64        $  101        $  53        $ 103      $  50
  Trademarks                        6        14          7            13            4           11          2
  Software                          5        12         10            12            9           11          9
  Endorsements                      -        61         61            61           61           61         61
  Other                            23        20          3            11            3           12          3
                                           ----       ----         -----        -----        -----      -----
Total                               7     $ 208      $ 145        $  198        $ 130        $ 198      $ 125
                                           ----       ----         -----        -----        -----      -----
Unamortized Intangible Assets
  Trademarks                              $ 436                   $  317                     $ 315
  Pension                                    15                       15                        12
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 659      $ 145        $  530        $ 130        $ 525      $ 125
                                           ----       ----         -----        -----        -----      -----
Intangible Assets, net                    $ 514                    $ 400                    $  400
                                           ====                    =====                     =====
Aggregate Amortization Expense:
  For the three months ended
    September 30, 2003          $  4
    September 30, 2002          $  5
  For the nine months ended:
    September 30, 2003          $ 15
    September 30, 2002          $ 15

Estimated Amortization Expense:
  For the Years ended
    December 31, 2003           $ 21
                 2004           $ 20
                 2005           $  8
                 2006           $  5
                 2007           $  4
                 2008           $  4

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended        Nine Months Ended
(Millions)                       September 30              September 30
                              ------------------        ------------------
                                 2003       2002           2003       2002
                                 ----       ----           ----       ----
Net Sales                     $ 2,405    $ 2,168        $ 6,630    $ 5,924

Advertising                       219        160            572        456

  % Net Sales                     9.1%       7.4%           8.6%       7.7%

                                    PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------
The Company has two share repurchase programs. The first program authorizes the purchase of up to 150 million shares, and the second program authorizes the purchase of up to 50 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. From the inception of the first program through December 31, 2002, the Company repurchased 108.2 million shares in the open market for $4.5 billion. In the three and nine months ended September 30, 2003, the Company repurchased 8.9 million and 34.8 million shares for $282 million and $1.07 billion, respectively. There are 7 million shares remaining on the first authorization. As of September 30, 2003, there has been no activity in the second share repurchase program.

Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                        Net Sales
                                    --------------------------------------------------
                                     Three Months Ended            Nine Months Ended
                                        September  30                 September 30
                                    ---------------------        ---------------------
(Millions)                            2003        2002             2003        2002
                                     ------      ------           ------      ------
Blades & Razors                      $1,034      $  887           $2,930      $2,541
Duracell                                514         482            1,330       1,242
Oral Care                               328         321              939         861
Braun                                   293         265              792         685
Personal Care                           236         213              639         595
                                     ------      ------           ------      ------
   Total                             $2,405      $2,168           $6,630      $5,924
                                     ======      ======           ======      ======


                                               Profit/(Loss) from Operations
                                  ----------------------------------------------------
                                     Three Months Ended            Nine Months Ended
                                        September 30                 September 30
                                  ---------------------------  -----------------------
(Millions)                            2003        2002             2003        2002
                                     ------      ------           ------      ------
Blades & Razors                      $  413      $  377           $1,121      $  989
Duracell                                106          78              199         123
Oral Care                                64          60              166         163
Braun                                    22          22               43          47
Personal Care                            26          17               50          33
                                     ------      ------           ------      ------
 Subtotal Reportable Segments           631         554            1,579       1,355
 All Other (1)                          (27)        (32)             (90)        (56)
                                     ------      ------           ------      ------
   Total                             $  604      $  522           $1,489      $1,299
                                     ======      ======           ======      ======

(1) All Other includes the $30 million pretax gain on the sale of Vaniqa in the nine months ended September 30, 2002.

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Identifiable Assets
                                  -------------------------------
                                  Sept. 30,    Dec. 31,   Sept. 30,
(Millions)                          2003       2002        2002
                                  ---------   -------    ---------
                                 (Unaudited)            (Unaudited)

Blades & Razors                  $ 3,325     $ 3,170     $ 3,149

Duracell                           2,841       2,741       2,786

Oral Care                          1,221       1,094       1,062

Braun                              1,130       1,065       1,009

Personal Care                        530         520         526
                                 -------     -------     -------
Subtotal Reportable Segments       9,047       8,590       8,532

All Other                          1,240       1,273       1,486

                                 -------     -------     -------
  Total                          $10,287     $ 9,863     $10,018
                                 =======     =======     =======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended     Nine Months Ended
                                                September 30           September 30
                                             ------------------     ------------------
                                                2003      2002         2003      2002
                                                ----      ----         ----      ----
Net Income .............................      $  416    $  354       $1,017    $  870
                                              ======    ======       ======    ======


Common shares, basic ...................       1,017     1,058        1,025     1,057
Effect of dilutive securities:
    Stock options ......................           2         2            2         4
                                              ------    ------       ------    ------
Common shares, assuming full dilution          1,019     1,060        1,027     1,061
                                              ======    ======       ======    ======


Net Income per Common Share:

  Basic ................................      $  .41    $  .33       $  .99    $  .82
                                              ======    ======       ======    ======
  Assuming full dilution ........             $  .41    $  .33       $  .99    $  .82
                                              ======    ======       ======    ======

As of September 30, 2003 and 2002, 65.5 million and 56.2 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the market price.

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

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $17 million and $48 million in the three and nine months ended September 30, 2002, $121 million for the full year 2002, $17 million in the third quarter of 2003, and $103 million in the first nine months of 2003. Employee-related terminations are intended to be completed within 12 months of accrual. The employee-related termination benefits are calculated using the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements.

Details of the Functional Excellence accrual follow. Other costs include items such as consulting, lease buyouts and asset write-downs related to Functional
Excellence programs.

                                           Employee-
(Millions)                                 Related          Other        Total
----------                                 -------          -----        -----
Accrual Balance December 31, 2002            $86              $6          $92

First Quarter 2003:
  Charges                                     38               6           44
  Payments/Uses                              (44)             (2)         (46)
                                             ----            ----         ----
Accrual Balance March 31, 2003               $80             $10          $90
                                             ----            ----         ----

Second Quarter 2003:
  Charges                                     34               8           42
  Payments/Uses                              (34)             (6)         (40)
                                             ----            ----         ----
Accrual Balance June 30, 2003                $80             $12          $92
                                             ====            ====         ====

Third Quarter 2003:
  Charges                                     16               1           17
  Payments/Uses                              (16)             (7)         (23)
                                             ----            ----         ----
Accrual Balance September 30, 2003           $80             $ 6          $86
                                             ====            ====         ====

Functional Excellence charges in 2003 included $2 million and $15 million, which were recorded as cost of goods sold, and $15 million and $88 million, which were recorded as selling, general and administrative expenses, in the three and nine month periods ended September 30, 2003, respectively.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Results for any interim period, such as those described in the following analysis, are not necessarily indicative of results for the entire year.

Third Quarter 2003 versus 2002
------------------------------
Total Company: Sales for the quarter ended September 30, 2003, were $2.41 billion, an increase of 11% versus the same quarter of the prior year. The impact of exchange was 5%, as the strength of European, Australian and Canadian currencies more than offset unfavorable exchange in Latin America. Volume/mix contributed 6% to sales growth, driven by new products, strong retailer support for upcoming fourth-quarter razor programs and increased consumer demand for batteries related to the North American electrical blackouts and Hurricane Isabel. The impact of pricing was neutral, as price increases in Blades and Razors offset lower list prices in Duracell. Profit from operations of $604 million climbed 16% from $522 million in the prior year, and margin increased by 100 basis points, to 25.1%. This improvement was mainly due to favorable product line mix, cost-savings initiatives, and strong sales growth from new products, partially offset by higher year-over-year exchange-driven European-based costs and significantly higher advertising investment.

Blades and Razors: Third-quarter sales rose 17% from the third quarter of last year. Exchange accounted for 5% of the increase. Sales growth was driven by the continued success of Mach3Turbo and Venus, increased shipments of the Sensor3 premium disposable, which was launched into Europe and continued to gain share in North America, and strong trade demand for fourth-quarter consumer programs that feature the new Mach3Turbo Champion razor. The initial sell-in of those programs in the third quarter in both North America and Europe is anticipated to moderate the pace of sales growth in the upcoming fourth quarter. Third-quarter Blades and Razors profit was up 10%, though margin was down 250 basis points to 40%. The lower margin was driven by a strong double-digit percentage increase in advertising, sampling and display support. The Company announced that it is studying a possible realignment of its European Blades and Razors manufacturing facilities and distribution network to streamline and strengthen its operations.

Duracell: Sales of Duracell for the quarter increased 7% versus those of a year ago, with currency gains accounting for 4% of the increase. The sales gain was driven by incremental consumer demand due to electrical blackouts and Hurricane Isabel in the United States, and the third-quarter 2003 acquisition of the Nanfu battery company in China. The increase was partially offset by lower pricing due to the North American price-deal realignment program, and lower volumes related to the 2002 divestiture of the carbon zinc businesses in South Africa and India. Profit from operations grew 35%, and margins increased 430 basis points versus a year ago, reflecting sales growth, continued manufacturing and purchasing efficiencies and overhead containment, partially offset by a substantial increase in marketing investment. The impact of lower pricing from the price-deal realignment was offset by lower promotional activity and the elimination of free cell giveaways. In August 2003, the Company acquired a majority interest in Fujian Nanping Nanfu Battery Co., Ltd., a leading battery company in China. The results of this business were not material to profits for the quarter.

Oral Care: Oral Care third-quarter sales were 3% above 2002, with a 5% positive impact from exchange. Sales growth was restrained by softness in the rechargeable toothbrush segment, chiefly in Germany, and price competition in the batteries segment. Sales gains were realized on a constant currency basis in the AMEE (Africa/Middle East/Eastern Europe) and Latin America regions, where the manual toothbrush business achieved solid growth and battery-powered toothbrushes were successfully launched. Oral Care profit from operations grew 6% from a year ago, reflecting increased sales from new products, including the CrossAction Power battery toothbrush, partially offset by higher exchange-driven European-based manufacturing costs and a double-digit percentage increase in advertising to support new product launches.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun: Sales of Braun rose 11% above the previous year. Currency represented 8% of the increase. Sales gains were driven by the introduction of the FreeGlider and Flex XP2 male shavers in North America, the introduction of the SoftPerfection epilator and the top-of-the-line Activator shaver in Japan and Europe, and strong sales of household appliances in Russia. These gains helped offset the effects of a weak economic environment in Europe and competitive pressures in mid-price shavers in Japan. Favorable mix towards male shavers and higher priced household appliances were offset by a double-digit percentage increase in marketing spending to support new product launches and by higher European-based manufacturing costs due to exchange. This resulted in lower profits and a 110 basis-point reduction in margin versus a year ago.

Personal Care: Sales for the quarter increased 10%. Exchange impacted sales favorably by 3%. Growth was primarily driven by shave preparations, and was achieved in all regions except Latin America. Growth in antiperspirant/deodorants also contributed to the increase, as PowerStripe technology was extended throughout the product line in the United States, and the restaging of the Right Guard brand gained strength in Europe. Profit for the quarter increased 54% as compared with the prior year, and margins improved by 320 basis points to 11.1%, chiefly due to growth from new products and the benefit of cost-savings initiatives, partially offset by a double-digit percentage increase in advertising behind new product and brand restaging activities.

Nine Months 2003 versus 2002
----------------------------
Total Company: Sales for the nine months ended September 30, 2003, were $6.63 billion, an increase of 12% versus the same period last year. The impact of exchange was 5%, and volume/mix contributed 7% to sales growth. Overall, pricing had no material impact on the period, as price increases in Blades and Razors were offset by lower prices in Duracell. Profit from operations of $1.49 billion increased 15% from $1.30 billion in the prior year, and margin increased by 60 basis points to 22.5%. Profit from operations in 2002 included a $30 million pretax gain on the sale of the Vaniqa business. The profit increase was driven by strong sales growth from new products, ongoing favorable mix to premium shaving products, and cost-savings initiatives, which more than offset higher European-based costs due to exchange, increased advertising investment, and incremental Functional Excellence and pension expenses. Heightened competitive activity is expected for the balance of the year in Blades and Razors, which could have a dampening effect on Gillette's 2003 and 2004 earnings potential through increased marketing investment and potential share loss. However, this activity is not expected to inhibit our ability to deliver on our financial growth targets.

Blades and Razors: Sales rose 15% compared with the first nine months of last year. The impact of exchange was 5%. Sales growth was driven by the strength of premium shaving systems and disposables. Profit from operations was up 13% from the prior year. However, favorable product mix was more than offset by a double-digit percentage increase in marketing support, resulting in a 60 basis-point decline in margin.

Duracell: Sales of Duracell for the nine months increased 7% versus those of a year ago, with currency gains accounting for 4% of the increase. Consumer pantry-loading in North America during the first and third quarters of 2003 was partially offset by lower pricing from the price-deal realignment initiative in North America and unmatched 2002 sales related to the divestiture of the carbon zinc businesses in South Africa and India. Profit year-to-date increased 62% and margin grew 510 basis points, due to higher sales, solid cost-savings programs and the absence of first-quarter 2002 costs associated with withdrawing selected hearing aid batteries. These gains were partially offset by significantly higher advertising expenses.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Oral Care: Oral Care sales for the nine months were 9% above those of 2002. Favorable foreign exchange contributed 5% to the increase. Sales growth was driven by the success of new product introductions in both the manual and power categories, as well as strong growth in emerging markets. Profit increased 2% over the prior year, and margin was 120 basis points lower, as higher sales from new products and improved product mix were more than offset by higher exchange-driven export costs from Europe, a significant increase in marketing expenses to launch new products in 2003, and higher warranty-related accruals in the first quarter of 2003.

Braun: Sales of Braun increased 16% over the prior year, with currency gains representing 10%. Growth was driven by significant gains in both male and female electric shavers, as well as strong first-half sales of Thermoscan thermometers, fueled by concerns over the SARS epidemic. Profit from operations declined 9%, due to incremental warranty accruals incurred in the first quarter of 2003, and the impact of exchange on European-based manufacturing costs, which more than offset benefits from improved product mix, manufacturing efficiencies and strong sales growth.

Personal Care: Personal Care sales increased 7% over those of 2002. Exchange contributed 3% to the sales growth. Volume growth was primarily driven by shave preparations, and to a lesser degree by new product successes in antiperspirant/deodorants. Profit from operations increased 50%, due to higher sales and cost-savings initiatives, partially offset by increased marketing investment for new product launches.

Costs and Expenses
------------------
Third Quarter 2003 versus 2002
------------------------------
Gross profit for the three months ended September 30, 2003, was $1.47 billion, an increase of 14% versus 2002. Gross profit as a percentage of sales of 61.1% compared with 59.3% in 2002. This improvement stemmed from favorable product line mix, cost-savings initiatives and manufacturing efficiencies, particularly at Duracell, partially offset by higher year-over-year exchange driven European-based manufacturing costs.

Selling, general and administrative expenses increased $102 million, or 13%, versus the prior year. Advertising and sales promotion combined increased 29% over the prior year, with advertising growing to 9.1% of sales, from 7.4% in the prior year. The increase was driven by our marketing investments, which included a higher level of sampling year-over-year. Every segment of the Company realized a double-digit percentage increase in advertising support. Sales promotion was flat as a percentage of sales, although display support increased due to the launch of Mach3Turbo Champion in Blades and Razors. Other selling, general and administrative expenses increased 6% from the prior year, and fell 100 basis points as a percentage of sales, from 24.5% in the third quarter of 2002 to 23.5% this year. This reduction was achieved despite higher European- based costs due to exchange.

Net interest expense decreased, due to lower rates year-over-year.

The effective tax rate was 30%, versus 31% the year before. The decrease was primarily due to favorable changes in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate.

Net income of $416 million was 18% above the $354 million in the prior year. Diluted net income per common share of $.41 was 24% above the $.33 reported for 2002. The growth in diluted net income per common share outpaced net income growth due to a reduction in the number of outstanding shares resulting from stock repurchases.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 2003 versus 2002
------------------------------------------------
Gross profit for the nine months ended September 30, 2003, was $4.05 billion, an increase of 14% versus 2002. Gross profit as a percentage of sales of 61.0% compared with 59.9% in 2002. This was due to favorable product mix in Blades and Razors, cost-savings initiatives and manufacturing efficiencies, which more than offset higher European-based costs due to exchange.

Selling, general and administrative expenses increased $277 million, or 12%. Advertising and sales promotion expenses combined increased by 21%, with advertising up 25% to 8.6% of sales from 7.7% in the prior year, and sales promotion up 13% versus last year. Other selling, general and administrative expenses increased 8%, and were down as a percentage of sales, to 26.1% from 27.0% in the prior year. This reduction was achieved through cost-savings initiatives, offset partially by incremental Functional Excellence and pension expenses, and higher European-based costs due to the strengthening of the Euro. Net interest expense decreased due to lower rates in 2003. Exchange gains were lower than in the prior year.

The effective tax rate was 30%, versus 31% the prior year. The decrease was primarily due to favorable changes in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate.

Net income was $1.02 billion, up 17% versus $870 million a year earlier. Diluted net income per common share of $.99 was 21% above $.82 in 2002. Net income in 2002 included a $21 million after-tax gain on the sale of the Vaniqa business which had a $.02 favorable impact on diluted net income per common share. The growth in diluted net income per common share, which outpaced net income growth, was driven by a reduction in the number of outstanding shares resulting from stock repurchases.

Financial Condition
-------------------
Cash provided by operations is the Company's primary source of funds to finance operating needs, capital expenditures, stock repurchases and dividend payments. Free cash flow for the nine months ended September 30, 2003, was $1.51 billion, compared with $1.17 billion in the same period last year. Free cash flow, defined as cash flow from operations less capital investments, is analyzed by the Company as a measure of its liquidity, as well as its ability to fund future growth and to provide a return to shareholders. Free cash flow is not a measure of the residual cash flow that is available for discretionary expenditures since the Company has certain non-discretionary obligations such as debt service that are not deducted from the measure. A reconciliation of free cash flow to the increase in cash and cash equivalents in accordance with Generally Accepted Accounting Principles (GAAP) follows.

                                                         Nine months ended
                                                            September 30
                                                   -----------------------------
(Millions)                                              2003           2002
----------                                         -------------   -------------
Net cash provided by operating activities          $1,702          $1,420

  Additions to property, plant and equipment         (218)           (278)
  Disposals of property, plant and equipment           28              31
                                                          ------          ------
Free cash flow                                            $1,512          $1,173
                                                          ------          ------
  Acquisition of business, net of
  cash acquired, and other                           (158)              1
Net cash used in investing activities              $ (348)         $ (246)

Net cash used in financing activities             $(1,315)        $(1,116)

Effect of exchange rate changes on cash                 5               2
Net cash used in discontinued operations                -             (26)
                                                   ------          ------
Increase in cash and cash equivalents              $   44          $   34
                                                   ======          ======

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net cash provided by operating activities was $1.70 billion during the nine months ended September 30, 2003, as compared with $1.42 billion during the same period in 2002. The increase in net cash provided by operating activities in 2003 was due primarily to $190 million in lower pension funding and higher profits.

Lower capital spending during the nine months ended September 30, 2003, was due primarily to timing. Capital spending continued to be focused on new products and cost-reduction projects.

In August 2003, the Company acquired a majority interest in Fujian Nanping Nanfu Battery Co., Ltd., a leading battery company in China. The results of this business are reported as part of the Duracell segment and were not material to the quarter.

The Company spent $1.07 billion to repurchase 35 million shares and paid $501 million in dividends during the nine months ended September 30, 2003. Total long-term debt increased by $163 million, to $3.15 billion in September 2003 from $2.98 billion at December 2002. Loans payable increased by $59 million, and cash and cash equivalents increased by $44 million for the same period.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.53 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity; primarily the Company's cash flow from operations. At September 30, 2003, there was $609 million outstanding under the Company's commercial paper program, an increase of $60 million from $549 million outstanding at December 31, 2002. The Company has a revolving bank credit facility in the amount of $1.15 billion, of which $863 million is available on a 364-day basis and expires on October 12, 2004, and $288 million is available for five years. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

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

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


During the nine months ended September 30, 2003, $686 million was issued in public offerings under these shelf registration statements, consisting of $300 million 2.875% notes, due March 2008, $300 million 2.50% notes, due June 2008, $83 million in floating rate notes, due April 2043, and $3 million issued under the Gillette medium-term note program. All proceeds from these issuances were used to reduce commercial paper borrowings. The $83 million floating rate notes are redeemable at the option of the holder at various prices on a yearly basis from April 2004 to April 2014 and each third anniversary thereafter to maturity. The floating rate notes are also redeemable at the Company's option at various prices from April 2033 to maturity. At September 30, 2003, a total of $1.29 billion remained available under these shelf registrations.

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

During 2002, the Company recorded expenses related to this initiative in the amount of $121 million ($79 million after taxes, or $.07 in diluted net income per common share). Charges for the three and nine-month periods ended September 30, 2003 and 2002, follow:

(Millions, except per share amounts)            Three Months Ended         Nine months Ended
                                                   September 30              September 30
                                                ------------------         ------------------
                                                 2003        2002           2003        2002
                                                 ----        ----           ----        ----

Functional Excellence expense                    $ 17        $ 17           $103        $ 48

Functional Excellence expense, net of tax        $ 14        $ 11           $ 85        $ 30

Impact on diluted net income per share           $.01        $.01           $.08        $.03

Third quarter 2003 Functional Excellence charges were recorded to cost of goods sold in the amount of $2 million and to selling, general and administrative expense in the amount of $15 million. Of the $103 million in charges through the first nine months of 2003, $15 million was charged to cost of goods sold and $88 million was charged to selling, general and administrative expense. It is currently expected that total 2003 Functional Excellence expenses will be approximately $140 million. Additional costs will be recorded in 2004 and 2005 as programs are developed and approved. These forward-looking cost and savings numbers contain management estimates that are subject to change over time.

                                     PAGE 20
                       DISCLOSURE CONTROLS AND PROCEDURES


Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


Item 5. Other Information

Shareholder Proposals
---------------------
The Company's 2004 Annual Meeting of Shareholders is scheduled to be held on May 20, 2004. The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for that meeting is December 8, 2003.

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

                                     PAGE 22
                           PART II. OTHER INFORMATION


Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf, include the following, some of which are described in greater detail below:

- the pattern of our sales, including variations in sales volume within periods;
- consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;
- the mix of products sold;
- our  ability to control our internal costs and  the cost of raw materials;
- competitive factors, including the prices, promotional incentives and trade terms of our products and our response, as well as those of our customers and competitors, to changes in these terms;
- business  combinations  and divestitures of our competitors and customers;
- our technological advances and/or those of our competitors;
- new patents granted to us or our competitors;
- changes in exchange rates in one or more of our geographic markets;
- changes in laws and regulations, including trade regulations, accounting standards and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;
- changes in accounting policies;
- acquisition, divestiture or other collaborative activities; or
- the impact of general political and economic conditions or hostilities in the United States or in other parts of the world.

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

                                     PAGE 25
                           PART II. OTHER INFORMATION



Item 6(a)  Exhibits

The following exhibits are included herewith:

10.1 Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended through August 6, 2003.

10.2 $862,500,000 364-Day Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks.

10.3 $287,500,000 5-Year Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks.

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

Item 6(b) Reports on Form 8-K

The  following  reports  on Form 8-K were  filed or  furnished  to the
Commission:

(a) The Company furnished, on August 5, 2003, a current report on Form 8-K containing one exhibit: a Press Release announcing the Company's financial results for the second quarter of 2003.

(b) The Company furnished on August 7, 2003, a current report on Form 8-K containing two exhibits: the employment agreement between the Company and James M. Kilts, as amended, and a press release announcing that James M. Kilts, Chairman and Chief Executive Officer, had extended his employment agreement for one year.

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


THE GILLETTE COMPANY
(Registrant)




/s/ Claudio E. Ruben
--------------------------------
Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

November 4, 2003

EXHIBIT INDEX


Exhibit Number and Description

Exhibit 10.1   Employment  Agreement,  dated  January  19,  2001,   between  The
Gillette Company and James M. Kilts, as amended through August 6, 2003.

Exhibit 10.2 $862,500,000 364-Day Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks.

Exhibit 10.3 $287,500,000 5-Year Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks.

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