Form 10-Q/A
period 2003-09-30
GILLETTE CO
filed 2003-11-05
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

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

                               AMENDMENT

The purpose of this Amendment is to revise the presentation of the Ratio of Earnings to Fixed Charges filed as Exhibit 12.


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