Form 10-K
period 2003-12-31
GILLETTE CO
filed 2004-03-01
CIK 41499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([sec]229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of Gillette Common Stock held by non-affiliates as of June 30, 2003, (the last day of our most recently completed second quarter) was approximately $32,033,000,000.*

The number of shares of Gillette Common Stock outstanding as of January 31, 2004, was 1,006,992,734.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents                                                                                 10-K Parts
----------------------------------------------------------------------------------------------------
1.          The Gillette Company 2003 Annual Report
            to Shareholders (the "2003 Annual Report")                                Parts I and II
2.          The Gillette Company 2004 Proxy Statement (the "2004 Proxy Statement")          Part III

* For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Founded in 1901, we are a Delaware corporation with our registered office in Wilmington, Delaware. As of December 31, 2003, we had manufacturing operations at 32 facilities in 14 countries. Our products are sold in over 200 countries and territories.

     We manufacture and sell a wide variety of consumer products throughout the world. We have five business segments: Blades and Razors, Duracell, Oral Care, Braun and Personal Care. In 2000, we sold our Stationery Products business.

Blades and Razors

We are the world leader in blades and razors. We sell male shaving systems under such brands as Mach3Turbo, Mach3, SensorExcel, Sensor, Atra, and Trac II, and disposable razors under the Sensor3, Custom Plus, and Good News brands. In January 2004, we announced M3Power, a battery-powered wet shaving system for men, which is scheduled to be availaible to consumers in North America in May 2004. In August 2003, we announced the Sensor3 shaving system for men, which will be available to consumers in North America in March 2004. Our female shaving systems are sold under the Gillette for Women Venus, SensorExcel for Women, and Sensor for Women brands, and our disposable razors are sold under the Agility and Daisy brands. In July 2003, we introduced the Venus Divine shaving system for women, which is scheduled to be available to consumers in North America in April 2004.

Duracell

We are the world leader in alkaline batteries for consumers. Our products include Duracell CopperTop and Duracell Ultra alkaline batteries and Duracell primary lithium, zinc air, and rechargeable nickel-metal hydride batteries.

Oral Care

We are the world leader in manual and power toothbrushes, all sold under the Oral-B brand.

Braun

We sell electric shavers under the Braun brand and hair epilators under the Silk-Epil brand. These products include the number one foil electric shaver for men and the number one hair epilator for women. We also sell small household and personal diagnostic appliances under the Braun brand.

Personal Care

We sell shaving preparations, skin care products, and antiperspirants/deodorants under brands such as Gillette Series, Satin Care, Right Guard, Soft & Dri, and Dry Idea.

Business Segments

"Operating Segments and Related Information," which contains information on net sales, profit from operations, identifiable assets, capital expenditures, and depreciation for each of the last three years, is incorporated by reference from page 64 of the 2003 Annual Report.

Distribution

In major geographic markets, our products are sold directly to retailers and to wholesalers for resale through retail stores. Oral Care products and Braun personal diagnostic appliances are also sold to health care professionals. In some small geographic markets, our products are distributed by local distributors and through sales agents. The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 13% of net sales in 2003, compared with 12% of net sales in both 2002 and 2001. These sales were made primarily in the United States and were across all product segments.

Patents

Some of our patents and licenses in the Blades and Razors segment are of substantial value and importance when considered in the aggregate. Additionally, we hold significant patents in our Duracell, Oral Care, Braun, and Personal Care businesses. No single patent or license held by us is material to our total business. We have licensed many of our blade and razor patents to other manufacturers. In all of our business segments, our competitors also have significant patent positions. The patents and licenses held by us are of varying remaining durations.

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

Competition

All of our markets are highly competitive. Some of our competitors are larger and have greater resources than we do. The Blades and Razors segment is highly competitive in terms of new technology, as well as product perfomance, price, marketing, advertising, and promotion. Our major competitors worldwide in blades and razors include Energizer Holdings, Inc., with its Schick product line, and, in certain countries, its Wilkinson Sword product line, and Societe Bic S.A. The Duracell segment is highly competitive in terms of price, marketing, advertising, and promotion. Competition in the Oral Care segment is focused on product performance, price, and professional endorsement. Competition in the electric shaver and epilator product lines is based primarily on product performance, innovation, and price. The Personal Care segment is highly competitive in terms of price, product innovation, and market positioning, with frequent introductions of new brands and marketing concepts and with product life cycles typically shorter than in our other businesses.

Employees

At year-end, we employed approximately 29,400 persons, over 70% of them outside the United States.

Research and Development

Our research and development efforts are significant to our product innovation, particularly in Blades and Razors. In 2003, research and development expenditures were $202 million, compared with $185 million in 2002 and $187 million in 2001.

Raw Materials

The raw materials we use to manufacture our products are purchased from a number of suppliers, and substantially all such materials are readily available.

Operations by Geographic Area

Net sales and net property, plant, and equipment by geographic area for each of the last three years is incorporated by reference from page 65 of the 2003 Annual Report.

Availability of Reports and Other Information

Our web site is www.gillette.com. On this web site, the public can access our annual, quarterly, and current reports, changes in the stock ownership of our Directors and Executive Officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing date.

     In addition, under the section entitled, "Corporate Governance," we post the latest versions of our Certificate of Incorporation, Bylaws, Corporate Governance Principles, Committee Charters, Committee Assignments, Code of Conduct, and Code of Ethics for Financial Managers and the Chief Executive Officer, including any waivers from or amendments to the Code of Ethics. We also post the procedure for contacting our Board of Directors.

     The Corporate Governance Principles, Committee Charters, Code of Conduct and Code of Ethics, are each available in print to any shareholder upon request by writing to the Office of the Secretary, The Gillette Company, Prudential Tower Building, Boston, Massachusetts, 02199.

ITEM 2. DESCRIPTION OF PROPERTY

We own and lease manufacturing facilities and other real estate in the United States and a number of foreign countries. Our executive offices are located in the Prudential Tower Building, Boston, Massachusetts, where we hold a long-term lease. The following table sets forth our principal facilities, defined as those measuring 250,000 square feet or more.

Business Segment              Location                     Owned/Leased
----------------              --------------------------   ------------
Blades & Razors               Boston, MA (US)              Owned
                              Isleworth, UK                Owned
                              Berlin, Germany              Owned
                              Naucalpan, Mexico            Owned
                              Manaus, Brazil               Owned
Duracell                      Nanping, China               Owned/Leased
                              Aarschot, Belgium            Owned
                              Dongguan, China              Owned/Leased
                              Lancaster, SC (US)           Owned
                              LaGrange, GA (US)            Owned
                              Bethel, CT (US)              Owned
Oral Care                     Iowa City, IA (US)           Owned
Braun                         Kronberg, Germany            Owned/Leased
                              Barcelona, Spain             Owned/Leased
                              Walldurn, Germany            Owned/Leased
                              Marktheidenfeld, Germany     Owned
                              Mexico City, Mexico          Owned/Leased
Personal Care                 Andover, MA (US)             Owned
                              Reading, UK                  Owned/Leased
Multisegment Distribution     Romeoville, IL (US)          Leased
Centers                       Ontario, CA (US)             Leased
                              Hemel Hempstead, UK*         Leased
                              Devens, MA (US)*             Leased
                              Altfeld, Germany             Owned

*Packaging center that also serves as warehouse/distribution facility.

     The above facilities are in good repair, adequately meet our needs, and operate at reasonable levels of capacity.

ITEM 3. LEGAL PROCEEDINGS

We are subject, from time to time, to legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, and taxes. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect our consolidated financial condition, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF REGISTRANT

Information relating to our Executive Officers is set out below.

Name and Current Position     Five-Year Business History                                  Age
-------------------------     ---------------------------------------------------------   ---
James M. Kilts                Chairman, Chief Executive Officer and President since        56
Chairman of the Board,        January 2001, February 2001 and November 2003,
Chief Executive Officer and   respectively; President and Chief Executive Officer,
President                     Nabisco Group Holdings Corp., December 1999 -
                              December 2000; President and Chief Executive Officer,
                              Nabisco Holdings Corp. and Nabisco, Inc., January 1998 -
                              December 1999

Edward F. DeGraan             Vice Chairman of the Board since November 2003;              60
Vice Chairman of the Board    President and Chief Operating Officer, July 2000 -
                              November 2003; Acting Chief Executive Officer,
                              October 2000 - February 2001; Executive Vice President,
                              Global Business Management, January 2000 - July 2000;
                              Executive Vice President, Global Business Management,
                              Gillette Grooming Products and Duracell, January 1999 -
                              January 2000

Michael T. Cowhig             President, Global Technical and Manufacturing,               57
Senior Vice President         since January 2004; Senior Vice President, Global
                              Manufacturing and Technical Operations, September 2002
                              - December 2003; Senior Vice President, Global Supply
                              Chain and Business Development, January 2000 - August
                              2002; Senior Vice President, Manufacturing and Technical
                              Operations, Global Business Management -- Grooming,
                              January 1999 - January 2000

Charles W. Cramb              Senior Vice President, Finance, and Chief Financial          57
Senior Vice President and     Officer since December 1999; Senior Vice President,
Chief Financial Officer       Finance, Chief Financial Officer and Principal Accounting
                              Officer, July 1997 - December 1999

Edward E. Guillet             Senior Vice President, Human Resources, since July 2001;     52
Senior Vice President         Vice President, Corporate Human Resources, July 1997 -
                              June 2001

Peter Klein                   Senior Vice President, Strategy and Business Development,    57
Senior Vice President         since March 2001; Executive Vice President, Strategy,
                              Business Development, Marketing Services and e-Business,
                              Nabisco Holdings Corp. and Nabisco, Inc., April 1998 -
                              December 2000

Name and Current Position    Five-Year Business History                                 Age
-------------------------    ---------------------------------------------------------  ---
Kathy S. Lane                Senior Vice President, Gillette Information Technology,     46
Senior Vice President and    and Chief Information Officer since March 2002; General
Chief Information Officer    Manager, eBusiness & IT, General Electric Oil & Gas,
                             December 2000 - March 2002; Senior Vice President and
                             Chief Information Officer, Vendor Financial Services,
                             General Electric Company, February 1999 - December
                             2000; Manager, General Electric Corporate Initiatives
                             Group, General Electric Company, September 1998 -
                             February 1999

John F. Manfredi             Senior Vice President, Corporate Affairs, since March       63
Senior Vice President        2001; Executive Vice President, Corporate Affairs,
                             Nabisco Holdings Corp. and Nabisco, Inc., April 1995 -
                             December 2000

Edward D. Shirley            Senior Vice President, Global Value Chain and Global        47
Senior Vice President        Marketing Resources, since May 2002; President,
                             Commercial Operations Europe, January 2000 -
                             April 2002; President, Business Development and
                             Administration, Europe, January 1999 - December 1999

Richard K. Willard           Senior Vice President and General Counsel since             55
Senior Vice President and    November 1999; Partner, Steptoe & Johnson LLP,
General Counsel              1988 - October 1999

Claudio E. Ruben             Vice President, Controller and Principal Accounting         56
Vice President, Controller   Officer since January 2001; Vice President, Investor
and Principal Accounting     Relations, June 1999 - December 2000; Vice President,
Officer                      Internal Audit, February 1998 - June 1999

A. Bruce Cleverly            President, Global Business Management -- Oral Care,         58
Vice President               since February 2001; Senior Vice President, Global
                             Business Management -- Duracell, January 1999 -
                             January 2001

Joseph F. Dooley             President, Commercial Operations North America, since       50
Vice President               July 2000; Senior Vice President, General Merchandise --
                             Commercial Operations North America, March 1999 - June
                             2000; Senior Vice President and General Manager, Duracell
                             North America, September 1997 - February 1999

Ernst A. Haberli             President, Commercial Operations International, since       55
Vice President               October 2001; President, North American Tissue
                             Operations and Technology, Fort James Corporation,
                             January 2000 - December 2000; Director, Fort James
                             Corporation, May 1998 - December 2000; Executive
                             Vice President and Chief Financial Officer, Fort James
                             Corporation, January 1997 - December 1999

Peter K. Hoffman             President, Global Business Management -- Blades and         55
Vice President               Razors, since January 2000; Senior Vice President,
                             Grooming -- Global Business Management, January
                             1999 - December 1999

Name and Current Position   Five-Year Business History                                 Age
-------------------------   ---------------------------------------------------------- ---
Mark M. Leckie              President, Global Business Management -- Duracell, since    50
Vice President              April 2001; President and Chief Executive Officer, Heinz
                            Canada, H.J. Heinz Company, October 2000 - April
                            2001; President, U.S. Grocery Division, Campbell Soup
                            Company, September 1997 - June 1999

Joseph Scalzo               President, Global Business Management -- Personal Care,     45
Vice President              since October 2001; Vice President, Worldwide Core
                            Brand Development, The Coca-Cola Company, February
                            2000 - September 2001; Senior Vice President & Chief
                            Marketing Officer, Minute Maid Division, The Coca-Cola
                            Company, August 1998 - January 2000

     The Executive Officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Shareholders and until their successors are elected or appointed and qualified, unless a shorter period shall have been specified by the terms of their election or appointment, or until their earlier resignation, removal, or death.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item with respect to our common stock appears in the 2003 Annual Report incorporated by reference from the inside back cover under the caption, "Common Stock," and at page 66 of the 2003 Annual Report under the caption, "Quarterly Financial Information", and is incorporated herein by reference. As of January 31, 2004, there were 43,106 Gillette stockholders of record.

     The Company has two share repurchase programs in place that, in total, authorize the purchase of up to 200 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. During 2003, the Company repurchased 40,755,300 shares for $1.27 billion.

     A summary of the repurchase activity for the Company's fourth quarter follows.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   Total Number
                                                                    of Shares           Maximum Number
                                                                Purchased as Part          of Shares
                              Total Number         Average         of Publicly          that May Yet Be
                                of Shares        Price Paid      Announced Plans      Purchased Under the
Period                          Purchased         per Share       or Programs(1)       Plans or Programs
---------------------------------------------------------------------------------------------------------
October 1-October 31                   --              --                  --             57,000,000
November 1-November 30          3,218,150        $  33.35           3,218,150             53,781,850
December 1-December 31          2,781,850        $  34.82           2,781,850             51,000,000
 Total Fourth Quarter           6,000,000(2)     $  34.03           6,000,000             51,000,000

(1) The Company has two share repurchase programs. The first was announced on 9/18/97 authorizing the purchase of up to 25 million shares of the Company's common stock and was subsequently amended to authorize the purchase of up to 150 million shares. The second program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for either of the programs. The Company intends to repurchase stock under each of the programs in the future.

(2) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from page 67 of the 2003 Annual Report under the caption, "Historical Financial Summary".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from pages 22 through 35 of the 2003 Annual Report under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CAUTIONARY STATEMENT

Certain statements that we may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, our strategy for growth, product development and new product launches, market position, and expenditures.

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

     Factors that could cause actual results to differ materially from those expressed in any forward-looking statement include the following, some of which are described in greater detail below:

- the pattern of our sales, including variations in sales volume within periods;
- consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;
-    the mix of products sold;
- our ability to control and reduce our internal costs and the cost of raw materials;
- competitive factors, including prices, promotional incentives, and trade terms for our products, and our response, as well as those of our customers and competitors, to changes in these terms;
-    product introductions and innovations by us and our competitors;
-    technological advances by us and our competitors;
-    new patents granted to us and our competitors;
-    changes in exchange rates in one or more of our geographic markets;
- changes in laws and regulations, including trade regulations, accounting standards and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;
-    changes in accounting policies;
- acquisition, divestiture, and collaborative activities by us, our competitors, or customers; and
- the impact of general political and economic conditions or hostilities in the United States and in other parts of the world.

COMPETITIVE ENVIRONMENT

We experience intense competition for sales of our products in most markets. Our products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of our markets, we have major competitors, some of which are larger and more diversified than we are. In March 2003, Energizer Holdings, Inc. acquired the Schick blade and razor business and, in certain countries, the Wilkinson Sword blade and razor business, from Pfizer Inc. We anticipate increased competition in our Blades and Razors segment as a result of this change in business ownership. Aggressive competition within our markets to preserve, gain, or regain market share can affect our results in any given period.

CHANGES IN TECHNOLOGY AND NEW PRODUCT INTRODUCTIONS

In most product categories in which we compete, there are continuous technological changes and frequent introductions of new products and line extensions. Our ability to introduce new products and/or extend lines of established products successfully will depend on, among other things, our ability to identify changing consumer tastes and needs, develop new technologies, differentiate our products, and gain market acceptance of new products. We cannot be certain that we will successfully achieve these goals.

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

INTELLECTUAL PROPERTY

We rely upon patent, copyright, trademark, and trade secret laws in the United States and in other countries to establish and maintain our proprietary rights in technology, products, and our brands. Our intellectual property rights, however, could be challenged, invalidated, or circumvented. We do not believe that our products infringe the intellectual property rights of others, but any such claims, if they were successful, could result in material liabilities or loss of business.

COST-SAVINGS STRATEGY

We have implemented and approved a number of programs designed to reduce costs. Such programs will require, among other things, the consolidation and integration of facilities, functions, systems, and procedures, all of which present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

SALES AND OPERATIONS OUTSIDE OF THE UNITED STATES

Sales outside of the United States represent a substantial portion of our business. In addition, we have a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

-    changes in political or economic conditions;
-    trade protection measures;
-    import or export licensing requirements;
-    changes in the mix of earnings taxed at varying rates;
-    changes in regulatory requirements or tax laws; and
-    longer payment cycles in certain countries.

     We are also exposed to foreign currency exchange rate risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks (through foreign currency forward, swap, and option contracts and non-U.S. dollar denominated financings) and we are partially hedged through our foreign manufacturing operations, there can be no assurance that we will be fully protected against foreign currency fluctuations and our reported earnings will be affected by changes in exchange rates.

RETAIL ENVIRONMENT

With the growing trend toward retail trade consolidation, especially in developed markets such as the United States and Europe, we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from significant retail trade customers to provide more favorable trade terms.

     We can be negatively affected by changes in the policies of our retail trade customers, such as trade inventory levels, access to shelf space, and other conditions. Many of our customers, particularly our high-volume retail trade customers, have engaged in accelerated efforts to reduce inventory levels and shrinkage and to change inventory delivery systems. While we expect the level of trade inventory of our products to decline over time, the speed and magnitude of such reductions and/or our inability to develop satisfactory inventory delivery systems could adversely affect operating results in any reporting period.

EFFECT OF POTENTIAL MILITARY ACTION OR WAR

Recent military hostilities and the threat of future hostilities, as well as attendant political activity, have created an atmosphere of economic uncertainty throughout the world. A disruption in our supply chain, an increase in import or export costs, and/or other macroeconomic events resulting from military or political events could adversely affect operating results in any reporting period.

ITEM 7A. DISCLOSURES CONCERNING MARKET RISK SENSITIVE INSTRUMENTS

The information required by this item is incorporated by reference from page 32 of the 2003 Annual Report under the caption, "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 2003 Annual Report at the pages indicated below and are incorporated by reference.

(1)      Independent Auditors' Report                                   Page 37
(2)      Consolidated Statement of Income for the Years Ended
           December 31, 2003, 2002, and 2001                            Page 38
(3)      Consolidated Balance Sheet at December 31, 2003 and 2002       Page 39
(4)      Consolidated Statement of Cash Flows for the Years Ended
           December 31, 2003, 2002, and 2001                            Page 40
(5)      Consolidated Statement of Stockholders' Equity for the Years
           Ended December 31, 2003, 2002, and 2001                      Page 41
(6)      Notes to Consolidated Financial Statements                     Pages 42 through 66
(7)      Computation of Per Share Earnings                              Pages 38, 44, 45, 66, 67
(8)      Quarterly Financial Information                                Page 66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     During 2003, there were no significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to our Directors is incorporated by reference from the 2004 Proxy Statement under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required for our Executive Officers appears at the end of Part I of this report at pages 4 through 6.

     We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members is incorporated by reference from the 2004 Proxy Statement under the captions, "Committees and Meetings" and "Audit Committee Report."

     We have adopted a Code of Ethics for Financial Managers and the Chief Executive Officer. The information relating to the availability of our Code of Ethics appears on page 2 of this report under the caption, "Availability of Reports and Other Information."

     The information required by this item with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference from the 2004 Proxy

Statement under the captions, "Identifying and Evaluating Nominees for Director" and "Director Nominations and Other Business for Presentation at the 2005 Annual Meeting."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the 2004 Proxy Statement under the captions, "Non-employee Director Compensation and Stock Ownership," "Executive Compensation," "Compensation Committee Report," and "Gillette Comparative Five-Year Investment Performance," and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from our 2004 Proxy Statement under the captions, "Securities Ownership of Directors and Officers," "Five-Percent Beneficial Ownership" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the 2004 Proxy Statement under the captions, "Related Transactions" and "Employment Contracts, Termination of Employment, and Change-in-Control Arrangements."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2004 Proxy Statement under the caption, "Audit Committee Report."

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A. Financial Statements, Schedules, and Exhibits

Financial Statements

The following appear in the 2003 Annual Report at the pages indicated below and are incorporated into Part II by reference.

(1)      Independent Auditors' Report                                   Page 37
(2)      Consolidated Statement of Income for the Years Ended
           December 31, 2003, 2002, and 2001                            Page 38
(3)      Consolidated Balance Sheet at December 31, 2003 and 2002       Page 39
(4)      Consolidated Statement of Cash Flows for the Years Ended
           December 31, 2003, 2002, and 2001                            Page 40
(5)      Consolidated Statement of Stockholders' Equity for the Years
           Ended December 31, 2003, 2002, and 2001                      Page 41
(6)      Notes to Consolidated Financial Statements                     Pages 42 through 66
(7)      Computation of Per Share Earnings                              Pages 38, 44, 45, 66, 67

Schedules

All schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

Exhibits

3 (a) Composite Certificate of Incorporation of The Gillette Company, as amended, filed as Exhibit 1.1 to The Gillette Company Registration Statement on Form 8-A on January 11, 2001, Commission File No. 1-922, incorporated by reference herein.

  (b) The Bylaws of The Gillette Company, as amended March 13, 2003, filed as Exhibit 3.1 to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 2003, Commission File No. 1-922, incorporated by reference herein.

4        Instruments Defining the Rights of Security Holders, Including
         Indentures
  (a) Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective January 21, 2003, filed as Exhibit 4(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-922, incorporated by reference herein.

  (b) Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, filed as Exhibit A to Exhibit 1 to The Gillette Company Current Report on Form 8-K, dated December 30, 1985, Commission File No. 1-922, incorporated by reference herein.

  (c) Amendment to Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, dated December 9, 1996, filed as Exhibit 4(c) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.

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

  (f) Registration Statement filed on Form 8-A/A, dated March 25, 2003, revising the description of The Gillette Company's registered securities and corresponding rights, Commission File No. 1-922, incorporated by reference herein.

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

 *(f) Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended, filed as Exhibit 10.1 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File No. 1-922, incorporated by reference herein.

 *(g) Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit 10(g) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-922, incorporated by reference herein.

 *(h) Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

 *(i) Amendment to Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed herewith.

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

  (l) Letter Agreement, dated July 20, 1989, as amended March 13, 2003, between The Gillette Company and Berkshire Hathaway Inc., filed as
         Exhibit 4.1 to The Gillette Company Current Report on Form 8-K, dated March 14, 2003, Commission File No. 1-922, incorporated by reference herein.

 *(m) Description of The Gillette Company Personal Financial Planning Reimbursement Program, as amended, filed as Exhibit 10(q) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-922, incorporated by reference herein.

 *(n) Description of The Gillette Company Senior Executive Financial Planning Program, filed herewith.

 *(o) The Gillette Company Estate Preservation Plan, filed as exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-922, incorporated by reference herein.

 *(p)    The Gillette Company Supplemental Retirement Plan, as amended, filed as
         Exhibit 10(v) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

 *(q)    The Gillette Company Supplemental Savings Plan, as amended, filed as
         Exhibit 10(p) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

  (r) $862,500,000 364-Day Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10.2 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File No. 1-922, incorporated by reference herein.

  (s) $287,500,000 5-Year Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10.3 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File No. 1-922, incorporated by reference herein.

12 Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

13 Portions of the 2003 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

21       List of Subsidiaries of The Gillette Company, filed herewith.

23       Independent Auditors' Consent, filed herewith.

24       Power of Attorney, filed herewith.

31 (a) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

   (b) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32 (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan or arrangement.

B. REPORTS ON FORM 8-K IN THE FOURTH QUARTER

The Company filed a current report on Form 8-K on November 4, 2003, containing one exhibit: the press release issued by the Company on November 4, 2003, reporting its earnings for the third quarter and nine months.

     The Company filed a current report on Form 8-K on December 1, 2003, containing two exhibits: a Terms Agreement and the Note related to the public offering of the Company's Floating Rate Notes due 2043.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE GILLETTE COMPANY
                                    (Registrant)
                                By: /s/ CHARLES W. CRAMB
                                    -----------------------------------------
                                    Charles W. Cramb
                                    Senior Vice President and Chief Financial
                                    Officer

                                    Date: February 27, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                      Title                                            Date
-----------------------------   --------------------------------   ------------------
* JAMES M. KILTS                Chairman of the Board              February 27, 2004
---------------------------     of Directors, Chief Executive
 James M. Kilts                 Officer, President and Director

* EDWARD F. DEGRAAN             Vice Chairman of the Board         February 27, 2004
---------------------------     of Directors and Director
  Edward F. DeGraan

* CHARLES W. CRAMB              Senior Vice President and          February 27, 2004
---------------------------     Chief Financial Officer
 Charles W. Cramb

* CLAUDIO E. RUBEN              Vice President, Controller and     February 27, 2004
---------------------------     Principal Accounting Officer
 Claudio E. Ruben

* ROGER K. DEROMEDI             Director                           February 27, 2004
---------------------------
 Roger K. Deromedi

* WILBUR H. GANTZ               Director                           February 27, 2004
---------------------------
 Wilbur H. Gantz

* MICHAEL B. GIFFORD            Director                           February 27, 2004
---------------------------
 Michael B. Gifford

* RAY J. GROVES                 Director                           February 27, 2004
---------------------------
 Ray J. Groves

* DENNIS F. HIGHTOWER           Director                           February 27, 2004
---------------------------
 Dennis F. Hightower

* HERBERT H. JACOBI             Director                           February 27, 2004
---------------------------
 Herbert H. Jacobi

* NANCY J. KARCH                Director                           February 27, 2004
---------------------------
 Nancy J. Karch

* FRED H. LANGHAMMER            Director                           February 27, 2004
---------------------------
 Fred H. Langhammer

* JORGE PAULO LEMANN            Director                           February 27, 2004
---------------------------
 Jorge Paulo Lemann

* MARJORIE M. YANG              Director                           February 27, 2004
---------------------------
 Marjorie M. Yang

                                *By /s/ CHARLES W. CRAMB
                                    ------------------------
                                    Charles W. Cramb
                                    for himself and
                                    as Attorney-In-Fact


15