Form 10-Q
period 2004-03-31
GILLETTE CO
filed 2004-04-29
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2004                   Commission File Number 1-922

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

Title of each class


Common Stock, $1.00 par value

Shares Outstanding April 26, 2004 . . . . . . . . . . . . . . . . 1,003,464,842

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                          2004       2003
                                                          ----       ----

Net Sales ..........................................   $ 2,235    $ 1,971
Cost of Sales ......................................       878        818
                                                       -------    -------
  Gross Profit .....................................     1,357      1,153

Selling, General and Administrative Expenses .......       801        773
                                                       -------    -------
  Profit from Operations ...........................       556        380

Nonoperating Charges (Income):
  Interest income ..................................        (3)        (3)
  Interest expense .................................        12         14
  Exchange .........................................        20          2
  Other charges - net ..............................        (3)        (9)
                                                       -------    -------
                                                            26          4
                                                       -------    -------
Income before Income Taxes .........................       530        376

Income Taxes .......................................       154        113
                                                       -------    -------
  Net Income .......................................   $   376    $   263
                                                       =======    =======

Net Income per Common Share:
  Basic ............................................   $   .37    $   .25
                                                       =======    =======
  Assuming full dilution ...........................   $   .37    $   .25
                                                       =======    =======


Dividends per Common Share:
  Declared .........................................   $ .1625    $     -
  Paid .............................................   $ .1625    $ .1625

Weighted average number of common shares outstanding
  Basic ............................................     1,005      1,035
  Assuming full dilution ...........................     1,012      1,037

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)

                                                            March 31,    December 31,     March 31,
                                                              2004          2003            2003
                                                          ------------   ------------   -----------
                                                           (Unaudited)                  (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  645       $   681        $   510
  Trade receivables, less allowances, March 2004, $49;
    December 2003, $53; March 2003, $75 ..................      850           920          1,036
  Other receivables ......................................      356           351            291
  Inventories
     Raw materials and supplies ..........................      117           114            104
     Work in process .....................................      242           196            208
     Finished goods ......................................      907           784            754
                                                            -------       -------        -------
       Total Inventories .................................    1,266         1,094          1,066
                                                            -------       -------        -------

  Deferred income taxes ..................................      281           322            356
  Other current assets ...................................      194           282            231
                                                            -------       -------        -------
       Total Current Assets ..............................    3,592         3,650          3,490
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    7,082         7,085          6,458
Less accumulated depreciation ............................   (3,523)       (3,443)        (2,985)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,559         3,642          3,473
                                                            -------       -------        -------

Goodwill .................................................    1,023         1,023            961
Intangible Assets, less accumulated amortization .........      490           496            395
Other Assets .............................................    1,078         1,144          1,128
                                                            -------       -------        -------

                                                            $ 9,742       $ 9,955        $ 9,447
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)


                                                          March 31,   December 31,      March 31,
                                                            2004          2003           2003
                                                       ------------   ------------   ------------
                                                        (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    234       $    117       $    824
  Current portion of long-term debt ................        363            742            153
  Accounts payable .................................        499            574            523
  Accrued liabilities ..............................      1,800          1,769          1,454
  Dividends payable ................................        163            163              -
  Income taxes .....................................        337            293            315
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,396          3,658          3,269
                                                       --------       --------       --------

Long-Term Debt .....................................      2,453          2,453          2,753
Deferred Income Taxes ..............................        609            626            595
Other Long-Term Liabilities ........................        913            929            863
Minority Interest ..................................         69             65             48

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: March 2004, 1,375 shares;
            Dec.  2003, 1,374 shares;
            March 2003, 1,371 shares ...............      1,375          1,374          1,371
  Additional paid-in capital .......................      1,313          1,273          1,206
  Earnings reinvested in the business ..............      7,546          7,333          6,871
  Accumulated other comprehensive loss .............     (1,077)        (1,088)        (1,430)
  Treasury stock, at cost: March 2004, 372 shares;
    Dec. 2003, 367 shares; and March 2003, 350 shares    (6,853)        (6,665)        (6,099)
  Deferred stock-based compensation ................         (2)            (3)             -
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,302          2,224          1,919
                                                       --------       --------       --------
                                                       $  9,742       $  9,955       $  9,447
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                            2004         2003
                                                            ----         ----
Operating Activities
    Net income .......................................     $ 376       $  263
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................       146          138
      Deferred income taxes ..........................        15            6
      Other ..........................................         4           10
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade and other accounts receivable ..........        51          200
        Inventories ..................................      (183)        (129)
        Accounts payable and accrued liabilities .....       (26)          81
        Other working capital items ..................        53           32
        Other noncurrent assets and liabilities ......        80          (66)
                                                           -----        -----
          Net cash provided by operating activities          516          535
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .......       (91)         (48)
    Disposals of property, plant and equipment .......         7           11
    Other ............................................         1            -
                                                           -----        -----
          Net cash used in investing activities ......       (83)         (37)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .......................      (188)        (706)
    Proceeds from exercise of stock option and
         purchase plans ..............................        41           10
    Proceeds from long-term debt .....................         -          301
    Repayment of long-term debt ......................      (374)        (382)
    Increase in loans payable ........................       117          152
    Dividends paid ...................................      (163)        (170)
    Net settlements, debt-related derivative contracts        99            5
                                                           -----        -----
          Net cash used in financing activities ......      (468)        (790)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ..............        (1)           1
                                                           -----        -----
Decrease in Cash and Cash Equivalents ................       (36)        (291)
Cash and Cash Equivalents at Beginning of Period .....       681          801
                                                           -----        -----
Cash and Cash Equivalents at End of Period ...........     $ 645        $ 510
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .........................................     $  13        $  20
    Income taxes .....................................     $  53        $  28

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended
                                              March 31
                                         ------------------
                                           2004        2003
                                           ----        ----
Net Income, as reported                   $ 376       $ 263
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation               11          91
  Cash Flow Hedges                            -           2
                                          -----       -----
Comprehensive Income                      $ 387       $ 356
                                          =====       =====

Accumulated Other Comprehensive Loss
------------------------------------
The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2002         $(1,332)      $  (186)      $   (5)       $(1,523)
Change in period                         2             -            3              5
Income tax benefit (expense)            89             -           (1)            88
                                    ------        ------       ------         ------
Balance March 31, 2003             $(1,241)      $  (186)      $   (3)       $(1,430)
                                    ------        ------       ------         ------

Balance  December 31, 2003         $  (898)      $  (193)      $    3        $(1,088)
Change in period                         2             -            -              2
Income tax benefit (expense)             9             -            -              9
                                    ------        ------       ------         ------
Balance March 31, 2004             $  (887)      $  (193)      $    3        $(1,077)
                                    ======        ======       ======         ======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 6
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Comments
-------------------
Reference is made to the registrant's 2003 Annual Report to Shareholders, which contains, at pages 37 through 66, the audited consolidated financial statements and the notes thereto, which are incorporated by reference into the registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included.

The Company's annual financial statements are prepared on a calendar year basis. For interim reporting, the Company divides the calendar year into thirteen-week quarterly reporting periods. The first and fourth quarter may be more or less than 13 weeks, by zero to six days, which can affect comparability between periods. The first quarter of 2003 consisted of 12 weeks and 4 days, while the first quarter of 2004 consisted of 12 weeks and 3 days. The fourth quarter of 2003 consisted of 13 weeks and 4 days, while the fourth quarter of 2004 will consist of 13 weeks and 6 days.

Under generally accepted accounting principles, shipping and handling costs may be reported as a component of either cost of sales or selling, general and administrative expenses. The Company formerly reported all such costs related to outbound freight in the Consolidated Statement of Income as a component of selling, general and administrative expenses. Beginning in 2004, the Company has elected to report the costs related to outbound freight in cost of sales. This change resulted in the following reclassifications to the first quarter, 2003 Consolidated Statement of Income: increased cost of sales and reduced gross profit and selling, general and administrative expenses by $40 million; and reduced gross profit as a percentage of sales from 60.5% to 58.5%. There was no impact on profit from operations, net income or earnings per share as a result of this reclassification.

The Company accounts for its stock option plan under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation cost is recorded on the date of grant, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to record expense for stock options.

                                           Three Months
                                          Ended March 31,
                                          ----------------
(Millions, except per share amounts)      2004       2003
------------------------------------      ----        ----
Net income, as reported                   $  376    $  263
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (25)      (26)
                                          ------    ------
Pro forma net income                      $  351    $  237
                                          ======    ======

Net income per common share
Basic
  As reported                             $  .37   $   .25
  Pro forma                                  .35       .23
Assuming full dilution
  As reported                             $  .37    $  .25
  Pro forma                                  .35       .23



                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Comments (Continued)
-------------------
The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

Stock Appreciation Rights (SARs) were awarded to the Chairman/President/Chief Executive Officer (CEO) under an August 2003 amendment to his employment agreement and represented the right to the appreciation in 1 million shares of the Company's common stock for the period June 19, 2003, through January 2, 2004. By its terms, the SARs were automatically converted into approximately 108,480 stock units valued at the fair market value of the Company's common stock on January 2, 2004, ($36.32) for a total value of $4 million. Of this, $1 million was earned and recorded as compensation cost in the Company's financial statements in the year ended December 31, 2003, and $0.5 million was recorded as compensation cost in the three months ended March 31, 2004. The stock units earn dividend equivalent units and are subject to market risk until paid. Subject to contingencies, the stock units vest on January 19, 2005, and would be forfeited if the CEO does not remain with the Company through the vesting date. The stock units are payable in cash, based upon the fair market value of the Company's common stock on their payment date, one year from the CEO's retirement.

Certain amounts in the financial statements for the first quarter of 2003 have been reclassified to conform to the 2004 presentation.

Accounting Pronouncements
-------------------------
In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The staff position allows companies to either recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act in their financial statements as the specific authoritative guidance on accounting for the effects of the Act is pending. The guidance, when issued later this year, could require the Company to change previously reported information. Based on its preliminary analysis, the Company expects that its current retiree medical plans will qualify for beneficial treatment under the Act. The Company plans to continue to study the effects of the Act on the retiree medical plans that it sponsors in the U.S. and evaluate its options in coordinating benefits with the Medicare program. The Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's plans.

                                      PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Goodwill and Intangible Assets
------------------------------

Total goodwill by segment follows.

Net Carrying Amount          March 31,     December 31,      March 31,
(Millions)                     2004           2003             2003
                          ------------    ------------    ------------
Blades & Razors              $ 140          $  140          $  140
Duracell                       632             632             571
Oral Care                      191             191             190
Braun                           60              60              60
Personal Care                    -               -               -
                             -----           -----           -----
  Total                     $1,023          $1,023          $  961
                             =====           =====           =====

The difference between the December 31, 2003 balance versus the March 31, 2003 balance is due to the acquisition of a majority interest in the Fujian Nanping Nanfu Battery Co., Ltd. in China in August 2003 and the impact of foreign currency translation. The values for the Nanfu intangibles, as well as the related goodwill, may be adjusted in future periods as the purchase price accounting for the acquisition is not yet final.

The detail of intangible assets follows.
                              Weighted
                              Average        March 31, 2004         December 31, 2003          March 31, 2003
                           Amortization  ----------------------   ----------------------   ----------------------
                               Period    Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                     (Years)    Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                          7      $  83      $  54        $  101        $  69        $ 101      $  57
  Trademarks                       9         15          9            16            9           13          5
  Software                         5         14         12            14           12           13         10
  Endorsements                     -         61         61            61           61           61         61
  Other                           19         24          5            23            3           11          3
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 197      $ 141        $  215        $ 154        $ 199      $ 136
                                           ----       ----         -----        -----        -----      -----
Unamortized Intangible Assets
  Trademarks                              $ 422                   $  423                     $ 317
  Pension                                    12                       12                        15
                                           ----                    -----                     -----
Total                                     $ 434                   $  435                     $ 332
                                           ----                    -----                     -----
Intangible Assets, net                    $ 490                   $  496                    $  395
                                           ====                    =====                     =====
Aggregate Amortization Expense:
  For the three months ended
    March 31, 2004              $  6
    March 31, 2003              $  6

Estimated Amortization Expense:
  For the Years ending
    December 31, 2004           $ 21
                 2005           $  9
                 2006           $  5
                 2007           $  5
                 2008           $  5
                 2009           $  3

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Advertising
-----------
The advertising expense detailed below is included in selling, general and administrative expenses.

                              Three Months Ended
(Millions)                         March 31
                              ------------------
                                 2004       2003
                                 ----       ----
Net Sales                     $ 2,235    $ 1,971

Advertising                       236        167

  % Net Sales                    10.6%       8.5%

                                    PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------
In the three months ended March 31, 2004, the Company repurchased five million shares for $188 million. As of March 31, 2004, there are 46 million shares remaining on the share repurchase program which was authorized on September 16, 2003. These shares may be purchased in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                         Net Sales
                                    ------------------
                                     Three Months Ended
                                          March 31
                                    -------------------
(Millions)                            2004        2003
                                     ------      ------
Blades & Razors                      $1,037      $  893
Duracell                                414         384
Oral Care                               315         295
Braun                                   259         214
Personal Care                           210         185
                                     ------      ------
   Total                             $2,235      $1,971
                                     ======      ======


                                 Profit/(Loss) from Operations
                                 ----------------------------
                                     Three Months Ended
                                          March 31
                                  ---------------------------
(Millions)                            2004        2003
                                     ------      ------
Blades & Razors                      $  417      $  331
Duracell                                 74          39
Oral Care                                55          49
Braun                                    21          (6)
Personal Care                            13           -
                                     ------      ------
 Subtotal Reportable Segments           580         413
 All Other                              (24)        (33)
                                     ------      ------
   Total                             $  556      $  380
                                     ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                        Identifiable Assets
                                  -------------------------------
                                  March 31,    Dec. 31,   March 31,
(Millions)                          2004         2003       2003
                                  ---------   -------    ---------

Blades & Razors                  $ 3,211     $ 3,099     $ 3,188

Duracell                           2,655       2,754       2,546

Oral Care                          1,251       1,269       1,172

Braun                              1,253       1,224       1,056

Personal Care                        458         470         516
                                 -------     -------     -------
Subtotal Reportable Segments       8,828       8,816       8,478

All Other                            914       1,139         969

                                 -------     -------     -------
  Total                          $ 9,742     $ 9,955     $ 9,447
                                 =======     =======     =======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended
                                                  March 31
                                             ------------------
                                                2004      2003
                                                ----      ----
Net Income .............................      $  376    $  263
                                              ======    ======

Common shares, basic ..................        1,005     1,035
Effect of dilutive securities:
    Stock options ......................           7         2
                                              ------    ------
Common shares, assuming full dilution          1,012     1,037
                                              ======    ======
Net Income per Common Share:

  Basic ................................      $  .37    $  .25
                                              ======    ======
  Assuming full dilution ........             $  .37    $  .25
                                              ======    ======

As of March 31, 2004 and 2003, 27.2 million and 55.6 million shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because the option exercise price was above the average market price for the quarter.

Pensions and Other Retiree Benefits
-----------------------------------
(Millions)
                                                                     Other
                                          Pension Benefits     Retiree Benefits
                                         ------------------   ------------------
                                         Three Months Ended   Three Months Ended
                                              March 31,            March 31,
                                         ------------------   ------------------
                                           2004       2003       2004       2003
                                           ----       ----       ----       ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $20        $17        $ 1        $ 1
  Interest cost on benefit obligation       40         37          7          7
  Estimated return on assets               (45)       (40)        (1)        (1)
  Net amortization and other                21         22          1          -
                                           ---        ---        ---        ---
Net defined benefit expense                $36        $36        $ 8        $ 7
                                           ===        ===        ===        ===

The Company contributed $8 million to its pension plans in the first quarter of 2004. The Company expects to contribute an additional $27 million to its pension plans and does not expect to contribute to its other postretirement benefit plans in 2004.

                                     PAGE 13
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Functional Excellence, 2003 Manufacturing Realignment,
Restructuring, and Asset Impairments
-------------------------------------------------------

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

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $7 million and $44 million for the three months ended March 31, 2004 and 2003, respectively. In both quarters, nearly all of these charges were recorded to selling, general and administrative expenses. Employee-related terminations are intended to be completed within 12 months of accrual. The employee-related termination benefits are calculated using the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements and local practices. Other costs include items such as consulting, lease buy-outs, project team expenses, and asset write-downs related to Functional Excellence programs.


2003 Manufacturing Realignment Program
--------------------------------------

During December, 2003, the Company announced a blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. The program will significantly reduce costs, improve operating efficiency, and streamline manufacturing, packaging, and warehouse operations. The program began in December 2003 is expected to be completed by 2007.

The Company recorded, in the first quarter of 2004, approximately $6 million to cost of sales related to project expenses and accelerated depreciation on the Isleworth, U.K. facility which will cease to be used after 2007. This facility will eventually be sold but does not yet meet the requirements of "held for sale" accounting treatment. Other project expenses consisted primarily of severance, based on the amounts that have been earned as of March 31, 2004, at current service levels and pay rates. Severance payments will span through 2007, when the Isleworth facility will be completely closed.


                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Functional Excellence and 2003
Manufacturing Realignment Program
---------------------------------

                                                                                  Charges      Charges
                                           Provisions   Provisions                and Uses     and Uses   Charges
                                            through       First                   through       First     and Uses    Balance
                                           December 31,  Quarter    Provisions   December 31,  Quarter     Since     March 31,
(Millions)                                    2003        2004         Total        2003        2004     Inception     2004
                                           ----------   ---------   ----------   ------------  --------  ---------   --------
Functional Excellence:
Employee-related expenses                    $226        $  3         $229        $(143)       $ (22)      $(165)      $ 64
Other                                          32           4           36          (28)          (4)        (32)         4
                                             ----        ----         ----        -----        -----       -----       ----
Total Functional Excellence Program          $258        $  7         $265        $(171)       $ (26)      $(197)      $ 68
                                             ----        ----         ----        -----        -----       -----       ----

2003 Manufacturing Realignment Program:
Employee-related expenses
  Severance payments                           32           1           33            -            -           -         33
  Other benefits                                6           -            6            -            -           -          6
Asset-related expenses:
  Asset write-offs                              5           -            5           (5)           -          (5)         -
  Loss on sales of assets                       4           -            4            -            -           -          4
Contractual obligations and other               3           5            8            -           (5)         (5)         3
                                             ----        ----         ----         ----        -----       -----       ----
Total 2003 Realignment Program                 50           6           56           (5)          (5)        (10)        46
                                             ----        ----         ----        -----        -----       -----       ----
     Total                                   $308        $ 13         $321        $(176)       $ (31)      $(207)      $114
                                             ====        ====         ====        =====        =====       =====       ====


Subsequent Event
----------------
In April 2004, the Company  finalized the acquisition of assets  associated with the Rembrandt brand of at-home and  professional  teeth-whitening  products from
Den-Mat Corporation of Santa Maria, California. Results from this operation will be reported within the Oral Care business segment.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Management's Discussion  and  Analysis of  Financial  Condition
and Results of Operations The Gillette Company and Subsidiary Companies
-----------------------------------------------------------------------

EXECUTIVE OVERVIEW
------------------
The Gillette Company achieved record first-quarter net sales, profit from operations, net income and net income per common share, diluted, in the first quarter of 2004. The increase in net sales was driven by strong sell-in of new products, the ongoing strength of existing products and the impact of favorable foreign currency. Net sales growth, enhanced by solid performance in the international markets, was supported by a double-digit percentage increase in advertising. Profit from operations grew at a faster pace than sales due to a favorable mix towards premium products, cost savings and overhead cost reductions, offset in part by higher advertising spending. Net income per common share, diluted, increased at a slightly higher pace due to the above factors, a lower effective income tax rate and share repurchase activity.

Blades and Razors net sales and profit from operations for the first quarter of 2004 increased significantly versus the comparable period in 2003, driven by new product launches and an ongoing shift in mix to premium products. Duracell's net sales increased as compared with the first quarter of 2003 due to category growth in international markets and the addition of the Nanfu battery company in China. In the U.S., Duracell's market share remained stable during the first quarter of 2004 partially due to stepped-up advertising levels and despite significant promotional activity by the low-price and private-label brands. Profit from operations nearly doubled reflecting cost and expense reduction activities. Oral Care net sales increased due to foreign exchange, as an overall improvement in market share was offset by unmatched new product activity in the first quarter of 2003. Profit from operations increased due to the higher sales and favorable mix, partially offset by higher advertising expenses. Braun posted a significant increase in net sales and profit from operations due to strong performance in the Africa, Middle East and Eastern Europe (AMEE) region and a favorable mix towards higher-margin male shavers and higher-priced household appliances. Personal Care increased net sales, profit from operations and market share in the quarter driven by new product launches and cost reduction activities.

The Company's various cost-savings programs, including Functional Excellence and the Strategic Sourcing Initiative, contributed to improvements in profit and margin. Compared with the first quarter of 2003, profit from operations rose 46% in the first quarter of 2004, and operating profit margin increased by 5.6 percentage points. Lower net interest expense and a decrease in the tax rate of 1% were offset by higher foreign exchange expenses in the period. Net income climbed 43% in the first quarter of 2004 as compared with the same period in 2003. Net income per common share, diluted, increased 48%, outpacing the percentage increase in net income due to share repurchase activity. The Company delivered strong free cash flow (as defined in Financial Condition) of $432 million in the first quarter of 2004.
                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Selected statement of income data is presented below.

                                                                        % of             % of        %
                                                                         Net              Net     Increase/
Three Months Ended March 31,                                   2004     Sales    2003    Sales   (Decrease)
---------------------------------------------------------------------------------------------------------
(millions, except per share amounts and percentages)
Net sales                                                     $2,235            $1,971              13
Gross profit                                                  $1,357    60.7    $1,153    58.5      18
Advertising                                                   $  236    10.6    $  167     8.5      41
Sales promotion                                               $   73     3.3    $   75     3.8      (3)
Other selling, general and administrative (SG&A) expense      $  492    22.0    $  531    26.9      (7)
                                                              ------            ------
Total SG&A expense                                            $  801    35.8    $  773    39.2       4
                                                              ------            ------

Profit from operations                                        $  556    24.9    $  380    19.3      46
Other (income) and expense
     Net interest expense                                          9                11             (18)
     Foreign exchange                                             20                 2            >100
     Other                                                        (3)               (9)            (67)
                                                                ----              ----
Total other income and expnse                                     26     1.2         4      .2    >100
                                                                ----              ----
Income taxes                                                     154     6.9       113     5.7      36
Net income                                                    $  376    16.8    $  263    13.3      43
Net income per common share, diluted                          $  .37            $  .25              48


Total Company
-------------
Net sales for the first quarter of 2004 were $2.24 billion, an increase of 13% versus $1.97 billion in the first quarter of 2003, of which 7% resulted from a favorable foreign exchange impact. The volume/mix increase was 5% and pricing contributed 1%. Sales increased due to the ongoing strength of established products and new product introductions. Net sales also benefited from improved economic conditions in Latin America and AMEE.

Gross profit was $1.36 billion in the first quarter of 2004, compared with $1.15 billion in the first quarter of 2003. As a percent of net sales, gross profit was 60.7% in the first quarter of 2004, compared with 58.5% in the first quarter of 2003. The improvement in gross profit was due mainly to favorable product mix towards higher margin, premium products within the Blades and Razors, Oral Care and Braun segments. Manufacturing cost savings, including lower procurement costs particularly in Duracell and Personal Care also contributed to improvement in gross profit for the quarter.

Total selling, general and administrative expenses amounted to 35.8% of first quarter 2004 net sales, compared with 39.2% in the comparable period of 2003. Within selling, general and administrative expenses, advertising expenses increased 41% to 10.6% of net sales, from 8.5% of net sales in the first quarter of 2003. Double-digit percentage increases in advertising were realized in each operating segment. The Company expects to maintain this level of advertising support throughout 2004. Sales promotion declined slightly as compared with the first quarter of 2003. Other selling, general and administrative expenses decreased 7%, and were down as a percentage of sales, to 22.0% from 26.9% in the first quarter of 2003, reflecting cost reduction efforts and lower Functional Excellence expenses.

Profit from operations was $556 million in the first quarter of 2004 (24.9% of net sales), compared with $380 million in the comparable period of 2003 (19.3% of net sales). The profit increase was driven by favorable mix to higher-margin premium products across all major product lines, manufacturing productivity and overhead cost-saving programs, partially offset by higher advertising expenses.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Within nonoperating charges/income, net interest expense amounted to $9 million in the first quarter of 2004, as compared to $11 million in the first quarter of 2003. Net foreign exchange expense in the first quarters of 2004 and 2003 were $20 million and $2 million, respectively. The 2004 variance was driven by a $16 million non-cash loss for the write-off of translation adjustment balances related to the liquidation of certain international subsidiaries.

The effective tax rate was 29% in the first quarter of 2004, compared with 30% for the same period of 2003. The reduction in the 2004 effective tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. The effective tax rate is expected to remain close to the current level for the balance of 2004.

Net income was $376 million in the first quarter of 2004 (16.8% of net sales), compared with $263 million in the first quarter of 2003 (13.3% of net sales), representing growth of 43%. Net income per common share, diluted, was $.37, compared with $.25 in the first quarter of 2003, representing growth of 48%. The 2004 percentage growth in net income per common share, diluted, which outpaced the percentage growth in net income, was favorably impacted by share repurchase program activity.


Operating Segments
------------------
The following table summarizes the key operating metrics for the first quarter of 2004 versus the first quarter of 2003 for each of the Company's five operating segments.

                                       Blades &                  Oral               Personal    Corporate/      Total
Three Months Ended March  31,           Razors      Duracell     Care      Braun      Care         Other       Company
----------------------------------------------------------------------------------------------------------------------
(millions, except percentages)
Net Sales:
     Net sales, 2004                     $1,037        $414      $315      $259        $210                     $2,235
     Net sales, 2003                        893         384       295       214         185                      1,971
     % Incr/(Decr) vs. 2003                  16           8         7        21          14                         13
          Impact of exchange                  8           6         7        10           7                          7
          Impact of volume/mix                6           2         -        12           6                          5
          Impact of pricing                   2           -         -       (1)           1                          1

Profit from operations (PFO):
     PFO, 2004                           $  417        $ 74      $ 55      $ 21        $ 13         $(24)       $  556
     PFO, 2003                              331          39        49       (6)           -          (33)          380
     % Incr/(Decr) vs. 2003                  26          90        12      >100        >100                         46
     PFO as % of net sales, 2004           40.2        17.9      17.6       8.0         6.0                       24.9
     PFO as % of net sales, 2003           37.1        10.1      16.5      (2.9)         .2                       19.3

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Blades and Razors
-----------------
Net sales of $1.04 billion in the first quarter of 2004 were 16% higher than the comparable period of 2003, of which 8% represents favorable foreign exchange impact. Sales growth was driven by the strength of premium shaving systems and disposables, as well as several new product rollouts, including Venus Divine, the latest innovation in female shaving, in North America; the Sensor3 shaving system, a superior three-bladed system for current users of the two-bladed Sensor; Prestobarba Excel, a new top-of-the-line disposable for the Latin American market; and in India, Vector Plus, the latest line extension for entry-level systems in developing markets. Sales growth was strong in all regions.

Despite competitive activity during the quarter, the Company's most recent global dollar share was unchanged at 72.8 percent. Global razor volume increased 5%, with both the Mach3 and Venus franchises growing 10%.

Profit from operations of $417 million was up 26% from the first quarter of 2003, and profit margin increased 3.1 percentage points to 40.2%. The impact of higher sales, favorable product mix and lower overhead costs was partially offset by a double-digit percentage increase in advertising support.

Duracell
--------
Duracell net sales of $414 million increased 8% versus the first quarter of 2003, of which 6% represents favorable impact of foreign exchange. Net sales gains were driven by year-over-year category growth in Europe, Latin America and AMEE. The addition of the Nanfu battery business in China also contributed to net sales growth. These gains were partially offset by lower sales in North America due to comparisons against the first quarter 2003, when demand spiked due to homeland security concerns and incremental military sales.

The Company expects that 2004 will continue to be challenging, due to the ongoing, intense competitive environment. The Company held its dollar share of the market in the first quarter of 2004 partially through stepped-up advertising and improved marketing programs, despite heightened competition and promotional activity from low-price brands and private label and expanded distribution of carbon zinc products. The Company is guarded about its ability to sustain dollar share at the current price gaps versus low-price brands and private labels, and will continue to make tactical adjustments on an account by account basis as needed.

In the first quarter of 2004, profit from operations of $74 million increased 90%, and profit margin grew by 7.8 percentage points, compared with the first quarter of 2003. This increase was due to higher sales, significant benefits from cost-savings programs, and lower promotional and free-cell activity versus the prior year, partially offset by higher advertising expenses.

Oral Care
---------
Oral Care net sales in the first quarter of 2004 of $315 million were 7% higher than the first quarter of 2003, due to favorable foreign exchange. Dollar share increased in all regions except Latin America. Net sales was affected by strong demand for manual brushes globally, including Cross Action Vitalizer, Advantage and Exceed products, offset by unmatched 2003 new product activity related to the CrossAction Vitalizer manual brush and CrossAction Power battery brush in North America.

The Company extended its number one global dollar share position in the total brushing category for the latest 52-week share by 1.3 percentage points to 34.2%, the highest share point gain among all global competitors.

In the first quarter of 2004, profit from operations of $55 million increased 12%, and profit margin increased by 1.1 percentage points compared to the first quarter of 2003. The increase in profits was driven by higher sales and improved product mix, both within the manual segment, and overall due to a lower proportion of battery products and a larger percentage of power toothbrush refills in the sales mix. This was offset partially by a double-digit percentage increase in advertising.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun
-----
Braun net sales of $259 million in the first quarter of 2004 climbed 21% over the first quarter of 2003, with favorable foreign exchange representing 10% of the increase. Growth was driven by strong performance in the AMEE region, particularly in Russia and Turkey, and improved year-over-year performance in the European dry shaver market. Braun shavers continued to gain dollar share in certain key markets, despite price discounting by competitors.

Profit from operations in the first quarter of 2004 was $21 million compared with a $6 million loss in the first quarter of 2003. Profit improvement was driven by a favorable mix towards higher margin male shavers and higher priced
household appliances,   tempered   by   currency-related   increases   in
European-based manufacturing costs.

Personal Care
-------------
In the first quarter of 2004, Personal Care net sales increased 14% versus the first quarter of 2003, with foreign exchange contributing 7% of the growth. Sales growth was achieved in all regions due to strong demand and trade-up in shave preparations, particularly in Europe and North America. Net sales growth was also driven by new product launches, including the Gillette Complete skin care line launched in North America, the new side-activated Right Guard "Cool Spray" in Europe and the relaunch of Soft & Dri.

Profit from operations increased to $13 million in the first quarter of 2004 as compared with a break-even level in the first quarter of 2003. Profit improvement came from growth in new products, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising behind new products.

                                     PAGE 20
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

Cash Flow
---------
Cash provided by operations is the Company's primary source of funds to finance operations, capital expenditures, share repurchases, and dividends. Free cash flow, defined as net cash provided by operating activities net of additions to and disposals of property, plant and equipment, is used by the Company as a measure of its liquidity, as well as its ability to fund future growth and to provide a return to shareholders. Free cash flow is not a measure of the residual cash flow that is available for discretionary expenditures, since the Company has certain non-discretionary obligations, such as debt service, that are not deducted from the measure. A reconciliation of free cash flow to the increase in cash and cash equivalents in accordance with Generally Accepted Accounting Principles (GAAP) follows.

                                                                      2004                 2003
                                                              ----------------------------------------
                                                                Free       GAAP      Free       GAAP
                                                                Cash       Cash      Cash       Cash
Three months ended March 31,                                    Flow       Flow      Flow       Flow
----------------------------                                  ----------------------------------------
(millions)
Net income                                                                $ 376                $ 263
Depreciation and amortization                                               146                  138
Deferred income taxes and other                                              19                   16
Decrease in accounts receivable                                              51                  200
Increase in inventories                                                    (183)                (129)
Net change in other assets and liabilities                                  107                   47
                                                                ----       ----      ----      -----
Net cash provided by operating activities                       $516      $ 516      $535      $ 535
                                                                ----      -----      ----      -----
Additions to property, plant and equipment (A)                   (91)                 (48)
Disposals of property, plant and equipment (B)                     7                   11
                                                                ----                 ----
Free cash flow                                                  $432                 $498
                                                                ----                 ----
Net cash used in investing activities (C)*                                $ (83)               $ (37)
Net cash used in financing activities                                     $(468)               $(790)
Effect of exchange rate changes on cash                                      (1)                   1
                                                                          -----                -----
Decrease in cash and cash equivalents                                     $ (36)               $(291)
                                                                          =====                =====

*C is the sum of A, B, and other totaling $1 million and $0 in the three months ended March 31, 2004 and 2003, respectively. See Consolidated Statement of Cash Flows.

Free cash flow for the three months ended March 31, 2004, was $432 million driven by a strong increase of net income and lower accounts receivable balances, partially offset by higher inventory balances and additions to property, plant and equipment. Inventory increased in anticipation of new product launches and a planned build up of safety stock related to the blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. Compared to the first quarter of last year the increase in net income was slightly more than offset by the changes in working capital and increased capital expenditures.

The Company used its Free Cash Flow to finance the repurchase of 5 million shares of Company stock for $188 million, to pay dividends of $163 million and to reduce its debt by $262 million. In February 2004, the Company received $103 million upon settlement of a currency swap that hedged a maturing Euro-denominated bond. Net cash used in financing activities for the first quarter of 2004 decreased versus the comparable period of 2003 mainly due to lower share repurchases.

                                     PAGE 21
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Debt
----
Total debt decreased by $262 million during the three months ended March 31, 2004, from $3.31 billion at December 31, 2003, to $3.05 billion at March 31, 2004. This decrease was principally due to repayments of long-term debt of $374 million, partially offset by an increase in short-term loans payable of $117 million. Cash and cash equivalents decreased by $36 million for the same period. Cash equivalents are invested in highly liquid deposits and marketable securities of institutions with high credit quality.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.53 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity, primarily the Company's cash flow from operations. At March 31, 2004, there was $174 million outstanding under the Company's commercial paper program, compared with $55 million at December 31, 2003. On October 14, 2003, the Company entered into revolving bank credit facilities in an aggregate amount of $1.15 billion, of which $863 million is available on a 364-day basis, expiring October 2004, and $288 million is available for five years, expiring October 2008. Liquidity is enhanced through a provision in the 364-day facility that gives the Company the option to enter into a one-year term loan in an amount up to $863 million. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing the Company to issue up to $2.8 billion in debt securities in the U.S. It is currently anticipated that the proceeds from the sale of any debt securities issued under these shelf registrations will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including repurchase of the Company's common stock. At March 31, 2004, $1.54 billion, at face value, was issued under these shelf registrations, and a total of $1.26 billion was available for future debt issuance. All proceeds from these issuances were used to reduce commercial paper borrowings.

With its strong brands, leading market shares, strong financial condition and substantial cash-generating capability, the Company expects to continue to have funds available for growth through both internally generated cash flow and significant credit resources. The Company has substantial unused lines of credit and access to worldwide financial markets, enabling the Company to raise funds at favorable interest rates.

                                     PAGE 22
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Market Risk
------------
The Company is subject to market risks, such as changes in foreign currency and interest rates that arise from normal business operations. The Company regularly assesses these risks and has established business strategies to provide natural offsets, supplemented by the use of derivative financial instruments, to protect against the adverse effects of these and other market risks. The Company uses foreign-denominated debt and forward contracts to hedge the impact of foreign currency changes on its net foreign investments, normally in currencies with low interest rates. Most of the Company's transactional exchange exposure is managed through centralized cash management. The Company hedges net residual transactional exchange exposures primarily through forward contracts.

The Company uses primarily floating rate debt in order to match interest costs to the impact of inflation on earnings. The Company manages its mix of fixed and floating-rate debt by entering into interest rate swaps and forward rate agreements.

More detailed information about the strategies, policies, and use of derivative financial instruments is provided in the Company's 2003 Form 10-K under the Financial Instruments and Risk Management Activities note in Notes to
Consolidated Financial Statements. The Company has established policies, procedures, and internal controls governing the use of derivative financial instruments and does not use them for trading, investment, or other speculative purposes. In addition, the Company's use of derivative instruments is reviewed by the Finance Committee of the Board of Directors annually. Financial instrument positions are monitored using a value-at-risk model. Value at risk is estimated for each instrument based on historical volatility of market rates and a 95% confidence level.

Based on the Company's overall evaluation of its market risk exposures from all of its financial instruments at March 31, 2004, a near-term change in market rates would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Subsequent Events
-----------------
In April 2004, the Company finalized the acquisition of assets associated with the Rembrandt brand of at-home and professional teeth-whitening products from Den-Mat Corporation of Santa Maria, California. Business results related to this acquisition will be reported within the Oral Care segment for financial reporting purposes beginning in the second quarter of 2004.


FUNCTIONAL EXCELLENCE AND 2003 MANUFACTURING REALIGNMENT PROGRAM
----------------------------------------------------------------

Functional Excellence
---------------------
In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. During the first quarters of 2004 and 2003, the Company recorded the following expenses related to this initiative:

Three Months Ended March 31,                      2004          2003
--------------------------------------------------------------------
(millions)

Functional excellence expense recorded in:
Cost of goods sold                                $ -           $ 3
Selling, general and administrative expense       $ 7           $41
                                                  ---           ---
Total functional excellence expense               $ 7           $44
                                                  ===           ===

2003 Manufacturing Realignment Program
--------------------------------------
During 2003, the Company announced a blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. The program will significantly reduce costs, improve operating efficiency, and streamline operations. The program began in December 2003 and will be completed during 2007. This program is further described in Notes to Consolidated Financial Statements.

During the first quarter of 2004, the Company recorded a charge of $6 million to cost of goods sold for this program, related mainly to accelerated depreciation of certain assets and incremental severance accruals.

                                     PAGE 23
                       DISCLOSURE CONTROLS AND PROCEDURES


Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PAGE 24
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

We are subject, from time to time, to legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, advertising, product liability, contracts, environmental issues, patent and trademark matters and taxes. Management, after review and consultation with legal counsel, considers that any liability from all of these legal proceedings and claims would not materially affect our consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

                                                           Total Number
                                                             of Shares          Maximum Number
                                                         Purchased as Part        of Shares
                         Total Number       Average        of Publicly         that May Yet Be
                           of Shares       Price Paid    Announced Plans     Purchased Under the
Period                     Purchased       per Share      or Programs(1)      Plans or Programs
------                   -----------       ----------   -----------------    -------------------
01/01/04 - 01/31/04               -         $     -                  -           51,000,000
02/01/04 - 02/29/04       3,020,000         $ 37.06          3,020,000           47,980,000
03/01/04 - 03/27/04       1,980,000         $ 38.54          1,980,000           46,000,000
  Total First Quarter     5,000,000 (2)     $ 37.65          5,000,000           46,000,000

(1) During the first quarter of 2004, the Company repurchased shares under two repurchase programs. The first was announced on 9/18/97 authorizing the purchase of up to 25 million shares of the Company's common stock and was subsequently amended to authorize the purchase of up to 150 million shares. The Company repurchased the remaining shares under this program in the first quarter of 2004. The second program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for this program.

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

                                     PAGE 25
                           PART II. OTHER INFORMATION


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

- changes in accounting policies;

- acquisition, divestitures and similar transactions by us, our competitors, or customers; and

- the impact of general political and economic conditions or hostilities in the United States and in other parts of the world.

                                     PAGE 26
                           PART II. OTHER INFORMATION


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


Intellectual Property
---------------------
We rely upon patent, copyright, trademark, and trade secret laws in the United States and in other countries to establish and maintain our proprietary rights in technology, products, and our brands. Our intellectual property rights, however, could be challenged, invalidated, or circumvented. We do not believe that our products infringe the intellectual property rights of others, but any such claims, if they were successful, could result in material liabilities or loss of business.


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


Retail Environment
------------------
With the growing trend toward retail trade consolidation, especially in developed markets such as the United States and Europe, we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from significant retail trade customers to provide more favorable trade terms.

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


Effect of Potential Military Action or War
------------------------------------------
Recent military hostilities and the threat of future hostilities, as well as attendant political activity, have created an atmosphere of economic uncertainty throughout the world. A disruption in our supply chain, an increase in import or export costs, and/or other macroeconomic events resulting from military or political events could adversely affect operating results in any reporting period.

                                     PAGE 28
                           PART II. OTHER INFORMATION


Item 6(a)  Exhibits

The following exhibits are included herewith:

3(ii) Bylaws of The Gillette Company, as amended March 25, 2004.

10.1 Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended on March 24, 2004.

10.2 Form of Agreement Relating to Terms of Employment between The Gillette Company and its named Executive Officers other than Messrs. Kilts and DeGraan.

12   Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6(b) Reports on Form 8-K

The  following  reports  on Form 8-K were  filed or  furnished  to the
Commission:

(a) The Company furnished, on January 29, 2004, a current report on Form 8-K containing one exhibit: a press release announcing the Company's financial results for the three months and year ended December 31, 2003.

(b) The Company furnished on March 25, 2004, a current report on Form 8-K containing two exhibits: an amendment to the employment agreement between the Company and James M. Kilts, and a press release announcing that James
     M. Kilts, Chairman and Chief Executive Officer, had extended his employment agreement for one year.

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


THE GILLETTE COMPANY
(Registrant)




/s/ Claudio E. Ruben
--------------------------------
Claudio E. Ruben
Vice President, Controller
and Principal Accounting Officer

April 28, 2004

EXHIBIT INDEX


Exhibit Number and Description

Exhibit 3(ii) Bylaws of The Gillette Company, as amended March 25, 2004

Exhibit 10.1 Employment Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, as amended on March 24, 2004.

Exhibit 10.2 Form of Agreement Relating to Terms of Employment between The Gillette Company and its named Executive Officers other than Messrs. Kilts and DeGraan.

Exhibit 12    Statement Regarding Computation of Ratio of Earnings to
Fixed Charges.

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to Rule
13a-14(a).

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to Rule
13a-14(a).

Exhibit 32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.