Form 10-Q
period 2004-06-30
GILLETTE CO
filed 2004-07-29
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2004                    Commission File Number 1-922

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

Title of each class


Common Stock, $1.00 par value

Shares Outstanding July 26, 2004 . . . . . . . . . . . . . . . . . 1,001,845,362

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30                 June 30
                                                       ------------------       ------------------
                                                         2004       2003         2004        2003
                                                         ----       ----         ----        ----
Net Sales ..........................................   $ 2,443    $ 2,254      $ 4,678     $  4,225
Cost of Sales ......................................       968        915        1,846        1,733
                                                       -------    -------      -------      -------
  Gross Profit .....................................     1,475      1,339        2,832        2,492

Selling, General and Administrative Expenses .......       865        834        1,666        1,607
                                                       -------    -------      -------      -------
  Profit from Operations ...........................       610        505        1,166          885

Nonoperating Charges (Income):
  Interest income ..................................        (3)        (3)          (6)          (6)
  Interest expense .................................        11         16           23           30
  Exchange .........................................        (2)         3           18            5
  Other charges - net ..............................         3          6            -           (3)
                                                       -------    -------      -------      -------
                                                             9         22           35           26
                                                       -------    -------      -------      -------
Income before Income Taxes .........................       601        483        1,131          859

Income Taxes .......................................       175        145          329          258
                                                       -------    -------      -------      -------
  Net Income .......................................   $   426    $   338      $   802      $   601
                                                       =======    =======      =======      =======

Net Income per Common Share:
  Basic ............................................   $   .43    $   .33      $   .80      $   .58
                                                       =======    =======      =======      =======
  Assuming full dilution ...........................   $   .42    $   .33      $   .79      $   .58
                                                       =======    =======      =======      =======

Dividends per Common Share:
  Declared .........................................   $ .1625    $ .3250      $ .3250      $ .3250
  Paid .............................................   $ .1625    $ .1625      $ .3250      $ .3250

Weighted average number of common shares outstanding
  Basic ............................................     1,003      1,021        1,004        1,029
  Assuming full dilution ...........................     1,012      1,023        1,012        1,031

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)
                                                             June 30,     December  31,    June 30,
                                                               2004          2003            2003
                                                           ------------   ------------   ------------
                                                           (Unaudited)                   (Unaudited)
Current Assets:
  Cash and cash equivalents ..............................   $  644       $   681        $   614
  Trade receivables, less allowances, June 2004, $51;
    December 2003, $53; June 2003, $55  ..................      884           920          1,135
  Other receivables ......................................      332           351            395
  Inventories
     Raw materials and supplies ..........................      122           114            116
     Work in process .....................................      250           196            221
     Finished goods ......................................    1,035           784            822
                                                            -------       -------        -------
       Total Inventories .................................    1,407         1,094          1,159
                                                            -------       -------        -------

  Deferred income taxes ..................................      302           322            314
  Other current assets ...................................      190           282            292
                                                            -------       -------        -------
       Total Current Assets ..............................    3,759         3,650          3,909
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    7,162         7,099          6,696
Less accumulated depreciation ............................   (3,638)       (3,455)        (3,185)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,524         3,644          3,511
                                                            -------       -------        -------

Goodwill .................................................    1,024         1,023            975
Intangible Assets, less accumulated amortization .........      570           494            390
Other Assets .............................................    1,082         1,144          1,096
                                                            -------       -------        -------

                                                            $ 9,959       $ 9,955        $ 9,881
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)

                                                         June 30,     December  31,    June 30,
                                                           2004          2003           2003
                                                       ------------   ------------   ------------
                                                       (Unaudited)                   (Unaudited)
Current Liabilities:
  Loans payable ....................................   $    345       $    117       $    364
  Current portion of long-term debt ................        717            742            584
  Accounts payable .................................        598            574            549
  Accrued liabilities ..............................      1,705          1,769          1,646
  Dividends payable ................................        163            163            166
  Income taxes .....................................        271            293            232
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,799          3,658          3,541
                                                       --------       --------       --------

Long-Term Debt .....................................      2,050          2,453          2,740
Deferred Income Taxes ..............................        652            626            625
Other Long-Term Liabilities ........................        932            929            887
Minority Interest ..................................         69             65             42

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: June 2004, 1,378 shares;
            Dec. 2003, 1,374 shares;
            June 2003, 1,372 shares ................      1,378          1,374          1,372
  Additional paid-in capital .......................      1,375          1,273          1,233
  Earnings reinvested in the business ..............      7,809          7,333          6,877
  Accumulated other comprehensive loss .............     (1,082)        (1,088)        (1,257)
  Treasury stock, at cost: June 2004, 376 shares;
    Dec. 2003, 367 shares; and June 2003, 352 shares     (7,021)        (6,665)        (6,179)
  Deferred stock-based compensation ................         (2)            (3)             -
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,457          2,224          2,046
                                                       --------       --------       --------
                                                       $  9,959       $  9,955       $  9,881
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30
                                                            ------------------
                                                            2004         2003
                                                            ----         ----
Operating Activities
    Net income .......................................     $ 802        $ 601
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................       299          278
      Deferred income taxes ..........................        32           39
      Other ..........................................        14           11
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade and other accounts receivable ..........        38           59
        Inventories ..................................      (330)        (188)
        Accounts payable and accrued liabilities .....       (21)         227
        Other working capital items ..................        (3)         (68)
        Other noncurrent assets and liabilities ......        90           45
                                                           -----        -----
          Net cash provided by operating activities          921        1,004
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .......      (228)        (132)
    Disposals of property, plant and equipment .......        30           23
    Acquisitions, net of cash acquired ...............      (115)           -
    Other ............................................         1            -
                                                           -----        -----
          Net cash used in investing activities ......      (312)        (109)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .......................      (355)        (786)
    Proceeds from exercise of stock option and
         purchase plans ..............................       100           37
    Proceeds from long-term debt .....................         -          684
    Repayment of long-term debt ......................      (389)        (382)
    Increase (Decrease) in loans payable .............       228         (311)
    Dividends paid ...................................      (327)        (335)
    Net settlements, debt-related derivative contracts       100            7
                                                           -----        -----
          Net cash used in financing activities ......      (643)      (1,086)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ..............        (3)           4
                                                           -----        -----
Decrease in Cash and Cash Equivalents ................       (37)        (187)
Cash and Cash Equivalents at Beginning of Period .....       681          801
                                                           -----        -----
Cash and Cash Equivalents at End of Period ...........     $ 644        $ 614
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .........................................     $  21        $  29
    Income taxes .....................................     $ 237        $ 212

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                         ------------------    ----------------
                                           2004        2003      2004      2003
                                           ----        ----      ----      ----
Net Income, as reported                   $ 426       $ 338     $ 802     $ 601
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation               (4)        171         7       262
  Cash Flow Hedges                           (1)          2        (1)        4
                                          -----       -----     -----     -----
Comprehensive Income                      $ 421       $ 511     $ 808     $ 867
                                          =====       =====     =====     =====

Accumulated Other Comprehensive Loss
------------------------------------
The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2002         $(1,332)      $  (186)      $   (5)       $(1,523)
Change in period                         2             -            3              5
Income tax benefit (expense)            89             -           (1)            88
                                    ------        ------       ------         ------
Balance  March 31, 2003            $(1,241)      $  (186)      $   (3)       $(1,430)
Change in period                       185             -            3            188
Income tax benefit (expense)           (14)            -           (1)           (15)
                                    ------        ------       ------         ------
Balance June 30, 2003              $(1,070)      $  (186)      $   (1)       $(1,257)
                                    ======        ======       ======         ======

Balance December 31, 2003          $  (898)      $  (193)      $    3        $(1,088)
Change in period                         2             -            -              2
Income tax benefit (expense)             9             -            -              9
                                    ------        ------       ------         ------
Balance March 31, 2004             $  (887)         (193)           3         (1,077)
Change in period                        (7)            -           (2)            (9)
Income tax benefit (expense)             3             -            1              4
                                    ------        ------       ------         ------
Balance June 30, 2004              $  (891)      $  (193)      $    2        $(1,082)
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

Under generally accepted accounting principles, shipping and handling costs may be reported as a component of either cost of sales or selling, general and administrative expenses. The Company formerly reported all such costs related to outbound freight in the Consolidated Statement of Income as a component of selling, general and administrative expenses. Beginning in 2004, the Company has elected to report the costs related to outbound freight in cost of sales. This change resulted in the following reclassifications to the second quarter, 2003 and six months ended June 30, 2003, Consolidated Statement of Income: increased cost of sales and reduced gross profit and selling, general and administrative expenses by $45 million and $85 million, respectively; and reduced gross profit as a percentage of net sales from 61.4% to 59.4% and from 61.0% to 59.0%, respectively. There was no impact on profit from operations, net income or earnings per share as a result of this reclassification.

The Company accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation cost is recorded on the date of grant, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock. The Company recognizes stock-based compensation expense related to stock appreciation rights. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to record expense for stock options.

                                            Three Months           Six Months
                                           Ended June 30,        Ended June 30,
(Millions, except per share amounts)      2004       2003       2004       2003
                                          ----       ----       ----       ----
Net income, as reported                   $  426    $  338     $  802    $  601
Add:  Compensation expense included in
      reported net income, net of
      related tax effects                     1          -          1         -
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (24)      (25)       (48)      (50)
                                          ------    ------     ------    ------
Pro forma net income                      $  403    $  313     $  755    $  551
                                          ======    ======     ======    ======

Net income per common share
Basic
  As reported                             $  .43   $   .33     $  .80    $  .58
  Pro forma                                  .40       .31        .75       .54
Assuming full dilution
  As reported                             $  .42    $  .33     $  .79    $  .58
  Pro forma                                  .40       .31        .75       .54

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Accounting Comments (Continued)
-------------------
In May 2004, the Company's shareholders approved the 2004 Long-Term Incentive Plan (the "Plan"), which authorizes the Board of Directors, or a delegate thereof, to grant stock options, stock appreciation rights, restricted stock units, cash awards and other stock-based awards. Key employees and non-employee directors of the Company and its subsidiaries are eligible to participate in the Plan. The Plan became effective on May 20, 2004 and expires on May 19, 2014. The number of shares authorized for grant under the Plan is 37,380,295. At June 30, 2004, 25,949,635 shares were available for future grants.

The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation.


Accounting Pronouncements
-------------------------
In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act ("the Act") of 2003" which supersedes FSP FAS 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third quarter 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

                                      PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Goodwill and Intangible Assets
------------------------------

Total goodwill by segment follows.

Net Carrying Amount         June 30,      December 31,      June 30,
(Millions)                    2004            2003            2003
                          ------------    ------------    ------------
Blades & Razors              $ 140          $  140          $  140
Duracell                       633             632             584
Oral Care                      191             191             172
Braun                           60              60              79
Personal Care                    -               -               -
                             -----           -----           -----
  Total                     $1,024          $1,023          $  975
                             =====           =====           =====

The difference between the December 31, 2003 balance versus the June 30, 2003 balance is due to the acquisition of a majority interest in the Fujian Nanping Nanfu Battery Co., Ltd. in China in August 2003 and the impact of foreign currency translation. The values for the Nanfu intangibles, as well as the related goodwill, may be adjusted in future periods as the purchase price accounting for the acquisition is not yet final.

                                     PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The detail of intangible assets follows.
                              Weighted
                              Average         June 30, 2004         December 31,2003           June 30, 2003
                           Amortization  ----------------------   ----------------------   ----------------------
                              Period     Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                    (Years)     Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                          7      $  83      $  58        $  101        $  69        $ 101      $  61
  Trademarks                       9         16         10            16            9           14          6
  Endorsements                     -         61         61            61           61           61         61
  Other                           19         23          5            23            3           11          3
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 183      $ 134        $  201        $ 142        $ 187      $ 131
                                           ----       ----         -----        -----        -----      -----
Unamortized Intangible Assets
  Trademarks                              $ 509                   $  423                     $ 319
  Pension                                    12                       12                        15
                                           ----                    -----                     -----
Total                                     $ 521                   $  435                     $ 334
                                           ----                    -----                     -----
Intangible Assets, net                    $ 570                   $  494                     $ 390
                                           ====                    =====                     =====

Aggregate Amortization Expense:
  For the three months ended
    June 30, 2004               $  5
    June 30, 2003               $  5
  For the six months ended:
    June 30, 2004               $ 11
    June 30, 2003               $ 11

Estimated Amortization Expense:
  For the Years ending
    December 31, 2004           $ 21
                 2005           $  8
                 2006           $  5
                 2007           $  4
                 2008           $  4
                 2009           $  3

In the second quarter of 2004, the Company made two acquisitions within the Oral Care business segment. In April 2004, the Company completed the acquisition of assets associated with the Rembrandt brand of at-home and professional teeth-whitening products from the Den-Mat Corporation. The values of both indefinite-lived and definite-lived intangible assets may be adjusted in future periods as the purchase price allocation for the acquisition is not final. The preliminary purchase price allocation resulted in the capitalization of $87 million related to the Rembrandt trademark as an indefinite-lived intangible asset. In June 2004, the Company acquired shares representing all equity interests in Zooth, Inc., a leader in licensed manual and power childrens' toothbrushes. The purchase price accounting for this transaction is not yet final. Both acquisitions had, in addition to the base purchase price, a contingent cash consideration component based on certain revenue-based financial metrics. In total, contingent cash consideration payments are capped at a maximum of $72 million and are expected to be substantially paid over a period of four years.

                                    PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------
In the three and six months ended June 30, 2004, the Company repurchased four million and nine million shares for $167 million and $355 million, respectively. As of June 30, 2004, there are 42 million shares remaining on the share repurchase program which was authorized on September 16, 2003. These shares may be purchased in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                        Net Sales
                                    --------------------------------------------------
                                     Three Months Ended             Six Months Ended
                                           June 30                      June 30
                                    ---------------------        ---------------------
(Millions)                            2004        2003             2004        2003
                                     ------      ------           ------      ------
Blades & Razors                      $1,099      $1,003           $2,136      $1,896
Duracell                                456         432              870         816
Oral Care                               358         316              673         611
Braun                                   294         284              553         499
Personal Care                           236         219              446         403
                                     ------      ------           ------      ------
   Total                             $2,443      $2,254           $4,678      $4,225
                                     ======      ======           ======      ======


                                               Profit/(Loss) from Operations
                                  ----------------------------------------------------
                                     Three Months Ended             Six Months Ended
                                           June 30                      June 30
                                  ---------------------------  -----------------------
(Millions)                            2004        2003             2004        2003
                                     ------      ------           ------      ------
Blades & Razors                      $  420      $  377           $  837      $  708
Duracell                                 89          54              163          93
Oral Care                                68          53              123         102
Braun                                    24          28               45          21
Personal Care                            24          24               37          24
                                     ------      ------           ------      ------
 Subtotal Reportable Segments           625         536            1,205         948
 All Other                              (15)        (31)             (39)        (63)
                                     ------      ------           ------      ------
   Total                             $  610      $  505           $1,166      $  885
                                     ======      ======           ======      ======

                                     PAGE 11
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                        Identifiable Assets
                                  -------------------------------
                                  June 30,     Dec. 31,   June 30,
(Millions)                          2004         2003       2003
                                  ---------   -------    ---------

Blades & Razors                  $ 3,175     $ 3,099     $ 3,343

Duracell                           2,656       2,754       2,559

Oral Care                          1,437       1,269       1,230

Braun                              1,299       1,224       1,130

Personal Care                        480         470         539
                                 -------     -------     -------
Subtotal Reportable Segments       9,047       8,816       8,801

All Other                            912       1,139       1,080

                                 -------     -------     -------
  Total                          $ 9,959     $ 9,955     $ 9,881
                                 =======     =======     =======

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------

                                             Three Months Ended      Six Months Ended
                                                   June 30                June 30
                                             ------------------     ------------------
                                                2004      2003         2004      2003
                                                ----      ----         ----      ----
Net Income .............................      $  426    $  338       $  802    $  601
                                              ======    ======       ======    ======
Common shares, basic ..................        1,003     1,021        1,004     1,029
Effect of dilutive securities:
    Stock options ......................           9         2            8         2
                                              ------    ------       ------    ------
Common shares, assuming full dilution          1,012     1,023        1,012     1,031
                                              ======    ======       ======    ======
Net Income per Common Share:

  Basic ................................      $ 0.43    $ 0.33       $ 0.80    $ 0.58
                                              ======    ======       ======    ======
  Assuming full dilution ...............      $ 0.42    $ 0.33       $ 0.79    $ 0.58
                                              ======    ======       ======    ======

For the three-month periods ended June 30, 2004 and 2003, respectively, 29.9 million and 66.0 million shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because the option exercise price was above the average market price for the quarter. For the six-month periods ended June 30, 2004 and 2003, 28.5 million and 60.8 million shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because the option exercise price was above the average market price for the period.

Pensions and Other Retiree Benefits
-----------------------------------
(Millions)
                                                                     Other                                       Other
                                          Pension Benefits     Retiree Benefits       Pension Benefits     Retiree Benefits
                                         ------------------   ------------------     ------------------   ------------------
                                         Three Months Ended   Three Months Ended      Six Months Ended     Six Months Ended
                                               June 30,            June 30,                June 30,             June 30,
                                         ------------------   ------------------     ------------------   ------------------
                                           2004       2003       2004       2003       2004       2003       2004       2003
                                           ----       ----       ----       ----       ----       ----       ----       ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $20        $17        $ 1        $ 1        $40        $34        $ 2        $ 2
  Interest cost on benefit obligation       40         37          7          7         80         74         14         14
  Estimated return on assets               (46)       (40)        (1)        (1)       (91)       (80)        (2)        (2)
  Net amortization and other                21         22          1          2         42         44          2          2
                                           ---        ---        ---        ---        ---        ---        ---        ---
Net defined benefit expense                $35        $36        $ 8        $ 9        $71        $72        $16        $16
                                           ===        ===        ===        ===        ===        ===        ===        ===

The Company contributed $26 million and $34 million to its pension plans, respectively, for the three and six months ended June 30, 2004. The Company expects to contribute an additional $18 million to its pension plans in 2004 for a total contribution of $52 million. The Company's contribution to other retiree benefit plans was $3 million for the three and six months ended June 30, 2004. The Company does not expect to make any further contributions to other retiree benefit plans in 2004. The Company previously disclosed total 2004 estimated contributions of $35 million to pension and $0 to other postretirement benefit plans.

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

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $12 million and $42 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, total pretax charges under the program were $19 million and $86 million, respectively. Functional excellence charges in 2004 included $0 and $4 million which were recorded to cost of goods sold, and $7 million and $15 million which were recorded to selling, general and administrative expense in the the three and six month periods ended June 30, 2004, respectively. Employee-related terminations are intended to be completed within 12 months of accrual. The employee-related termination benefits are calculated using the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements and local practices. Other costs include items such as consulting, lease buy-outs, project team expenses, and asset write-downs related to Functional Excellence programs.


2003 Manufacturing Realignment Program
--------------------------------------

During December, 2003, the Company announced a blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. The program will significantly reduce costs, improve operating efficiency, and streamline manufacturing, packaging, and warehouse operations. The program began in December 2003 and is expected to be completed by 2007.

The Company recorded, in the three and six months ended June 30, 2004, approximately $10 million and $16 million, respectively to cost of sales related to project expenses and accelerated depreciation on the Isleworth, U.K. facility which will cease to be used as a manufacturing facility after 2006. This facility will eventually be sold but does not yet meet the requirements of "held for sale" accounting treatment. Other project expenses consisted primarily of severance, based on the amounts that have been earned as of June 30, 2004, at current service levels and pay rates and expenses related to the relocation of equipment between impacted locations. Severance payments will span through 2007, when the Isleworth facility will be completely closed.

                                     PAGE 14
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Functional Excellence and 2003
Manufacturing Realignment Program
---------------------------------
                                                                       Charges    Charges
                                          Accrual   Accrual            and Uses   and Uses   Charges   Accrual
                                          through   Second              through   Second    and Uses   Balance
                                         March 31,  Quarter  Total     March 31,  Quarter     Since    June 30,
(Millions)                                  2004     2004   Accruals    2004      2004     Inception    2004
                                          -------   ------  --------   --------   -------  ---------   -------
Functional Excellence:
Employee-related expenses                  $229     $  7      $236      $(165)    $  (8)     $(173)     $  63
Other                                        36        5        41        (32)       (5)       (37)         4
                                           ----     ----      ----      -----     -----      -----      -----
Total Functional Excellence Program        $265     $ 12      $277      $(197)    $ (13)     $(210)     $  67
                                           ----     ----      ----      -----     -----      -----      -----

2003 Manufacturing Realignment Program:
Employee-related expenses
  Severance payments                         33        2        35          -        (1)        (1)        34
  Other benefits                              6        -         6          -         -          -          6
Asset-related expenses:
  Asset write-offs                            5        -         5         (5)        -         (5)         -
  Loss on sales of assets                     4        -         4          -         -          -          4
Contractual obligations and other             8        8        16         (5)       (8)       (13)         3
                                           ----     ----      ----      -----     -----      -----      -----
Total 2003 Realignment Program               56       10        66        (10)       (9)       (19)        47
                                           ----     ----      ----      -----     -----      -----      -----
     Total                                 $321     $ 22      $343      $(207)    $ (22)     $(229)     $ 114
                                           ====     ====      ====      =====     =====      =====      =====

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Management's Discussion  and  Analysis of  Financial  Condition
and Results of Operations The Gillette Company and Subsidiary Companies
-----------------------------------------------------------------------

EXECUTIVE OVERVIEW
------------------
The Gillette Company achieved record second-quarter and first-half net sales, profit from operations, net income and net income per common share, diluted, in the second quarter of 2004 and for the six months ended June 30, 2004.

For the second quarter of 2004, net sales increased 8% as compared with 2003, driven by strong sell-in of new products, the ongoing strength of existing products, strong growth in emerging markets, and the impact of favorable foreign currency, partially moderated by a lower rate of growth in key Western European markets. Net sales growth was supported by a 39% increase in advertising. The Company's various cost-savings programs, including Functional Excellence and other manufacturing-related initiatives, contributed to improvements in profit from operations and operating profit margin in the second quarter of 2004 as compared with the prior year. Profit from operations rose 21%, and operating profit margin increased by 4 percentage points. Profit from operations grew at a faster pace than sales due to strong growth of new, premium product offerings, cost savings and overhead cost reductions, offset in part by higher advertising spending. Net interest expense and foreign exchange expenses were lower as compared with 2003, and the Company's effective income tax rate was reduced 1 percentage point to 29%. Net income climbed 26% and net income per common share, diluted, increased 27%, slightly outpacing the percentage increase in net income due to share repurchase activity.

Blades and Razors net sales for the second quarter of 2004 increased versus the comparable period in 2003, driven by new premium product launches despite weakness in several Western European markets. Blades and Razors profit from operations increased due to higher sales of new, premium products, higher prices, and lower overhead costs offset partially by an increase in advertising spending. Duracell's net sales increased as compared with the second quarter of 2003 due to the acquisition in August, 2003 of the Nanfu battery company, category growth in emerging markets and lower trade and consumer spending. In the U.S., Duracell's dollar share remained stable during the second quarter of 2004 partially due to stepped-up advertising levels and strong consumer marketing programs, despite significant promotional activity by value brands and private-label. Duracell profit from operations rose significantly reflecting cost and expense reduction activities, offset in part by higher advertising expenses. Oral Care net sales increased due to successful new product launches, the acquisition of the Rembrandt brand of whitening products, and growth in the manual toothbrush segment. In the second quarter of 2004, the Company acquired the Rembrandt brand of at-home and professional tooth-whitening products and also Zooth, Inc., a leader in licensed manual and power toothbrushes for children. Oral Care profit from operations increased due to the higher sales, and cost and expense reduction activities partially offset by higher advertising expenses. Braun net sales increased in the quarter due to favorable foreign exchange, strong performance in the Africa, Middle East and Eastern Europe
(AMEE) region and Southern Europe, and male shaver growth in China, partially offset by male shaver category softness in Europe and North America. Year-to-year comparisons were also affected by the unmatched SARS-related spike in demand for Thermoscan products in 2003. Braun profit from operations was lower as reductions in overhead costs were offset by higher exchange-driven European-based manufacturing costs and increased advertising expenses. Personal Care net sales increased in all regions, driven by new product introductions. Personal Care profit from operations was higher, due to strong new product sales and cost reduction activities.

For the six month period ended June 30, 2004, net sales increased 11%, profit from operations increased 32% and operating profit margin increased by 4 percentage points. The higher operating profit margin was driven by favorable product mix and lower costs. Lower net interest expense was offset by higher foreign exchange expense. The effective income tax rate declined by 1 percentage point to 29%. Net income climbed 33% and net income per common share, diluted, increased 36%, outpacing the percentage increase in net income due to share repurchase activity. The Company delivered strong free cash flow (as defined in the Financial Condition section) of $723 million in the period.

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Second Quarter 2004 versus 2003
-------------------------------
Selected statement of income data is presented below.
                                             For Three Months Ended June 30
                                         ---------------------------------------
                                                % of            % of      %
(millions, except per share                      Net             Net    Increase/
  amounts and percentages)               2004   Sales   2003    Sales  (Decrease)
---------------------------              --------------------------------------
Net sales                               $2,443          $2,254              8
Gross profit                            $1,475   60.4   $1,339   59.4      10
Advertising                             $  258   10.6   $  186    8.3      39
Sales promotion                         $   93    3.8   $   96    4.3      (3)
Other selling, general and
  administrative (SG&A) expense         $  514   21.0   $  552   24.5      (7)

Total SG&A expense                      $  865   35.4   $  834   37.0       4


Profit from operations                  $  610   25.0   $  505   22.4      21
Other (income) and expense
     Net interest expense                    8              13            (38)
     Foreign exchange                       (2)              3          (>100)
     Other                                   3               6            (50)
                                          ----            ----
Total other income and expense               9    0.4       22    1.0     (59)
                                          ----            ----

Income taxes                            $  175    7.2   $  145    6.4      21
Net income                              $  426   17.4   $  338   15.0      26
Net income per common share, diluted    $ 0.42          $ 0.33             27

Total Company
-------------
Net sales for the second quarter of 2004 were $2.44 billion, an increase of 8% versus $2.25 billion in the second quarter of 2003, of which 2% resulted from the impact of favorable foreign exchange. Volume/mix added 6%, and pricing was flat, as price increases in Blades and Razors were offset by higher promotional spending for merchandising activities in Oral Care and Personal Care. Sales increased due to strong new product introductions, including M3 Power in Blades and Razors and Brush-Ups in the Oral Care segment, strong growth in the emerging markets of Latin America and AMEE, and the ongoing strength of established products. The increase in net sales was further supported by the August, 2003 acquisition of the Nanfu battery business, as well as the Rembrandt brand in June, 2004. Together, these businesses added 1% to net sales in the quarter. A 39% increase in advertising in the quarter further supported the increase in net sales. Net sales were higher in all regions, though European sales were not as strong due to weaker consumer confidence especially in France and Italy, as well as unfavorable comparisons to the prior year launch of Mach3 Turbo.

Gross profit was $1.48 billion in the second quarter of 2004, compared with $1.34 billion in the second quarter of 2003. As a percent of net sales, gross profit was 60.4%, compared with 59.4% in 2003. The improvement in gross profit was due mainly to strong growth of new, premium product offerings and manufacturing cost savings, particularly at Duracell.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Total selling, general and administrative expenses amounted to 35.4% of second quarter 2004 net sales, compared with 37.0% in the comparable period of 2003. Within selling, general and administrative expenses, advertising expenses increased 39% to 10.6% of net sales, from 8.3% of net sales in the prior year. In each operating segment and in each region, advertising grew by a double-digit percentage. Advertising expenses increased in support of new product programs, and helped to drive stepped-up demand in developing markets. Sales promotion was lower as a percentage of sales at 3.8% in the second quarter of 2004 versus 4.3% in the prior year. Other selling, general and administrative expenses decreased 7%, and were down as a percentage of sales, to 21.0% from 24.5% in the second quarter of 2003, reflecting cost reduction efforts and lower Functional Excellence expenses due to the timing of programs.

Profit from operations was $610 million in the second quarter of 2004 (25.0% of net sales), compared with $505 million in the comparable period of 2003 (22.4% of net sales). The 21% profit increase was driven by favorable mix to higher-margin premium products, manufacturing productivity and overhead cost-saving programs, partially offset by higher advertising expenses.

Within nonoperating charges/income, net interest expense amounted to $8 million in the second quarter of 2004, as compared to $13 million in 2003, reflecting lower debt levels. Net foreign exchange in the second quarters of 2004 and 2003 were $2 million (income) and $3 million (expense), respectively.

The effective income tax rate was 29% in the second quarter of 2004, compared with 30% for the same period of 2003. The reduction in the 2004 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. The effective income tax rate is expected to remain close to the current level for the balance of 2004.

Net income was $426 million in the second quarter of 2004 (17.4% of net sales), compared with $338 million in the second quarter of 2003 (15.0% of net sales), representing growth of 26%. Net income per common share, diluted, was $.42, compared with $.33 in the second quarter of 2003, representing growth of 27%. The 2004 percentage growth in net income per common share, diluted, which outpaced the percentage growth in net income, was favorably impacted by share repurchase program activity.

Six Months Ended June 30, 2004 versus 2003
------------------------------------------
Selected statement of income data is presented below.
                                               For Six Months Ended June 30
                                         ---------------------------------------
                                               % of            % of       %
(millions, except per share                      Net             Net    Increase/
  amounts and percentages)               2004   Sales   2003    Sales  (Decrease)
---------------------------              ----------------------------------------
Net sales                               $4,678          $4,225            11
Gross profit                            $2,832   60.5   $2,492   59.0     14
Advertising                             $  494   10.6   $  353    8.4     40
Sales promotion                         $  166    3.5   $  171    4.0     (3)
Other selling, general and
  administrative (SG&A) expense         $1,006   21.5   $1,083   25.6     (7)

Total SG&A expense                      $1,666   35.6   $1,607   38.0      4


Profit from operations                  $1,166   24.9   $  885   20.9     32
Other (income) and expense
     Net interest expense                   17              24           (29)
     Foreign exchange                       18               5          >100
     Other                                   -              (3)         >100
                                          ----            ----
Total other income and expense              35    0.7       26    0.6     35
                                          ----            ----

Income taxes                            $  329    7.0   $  258    6.1     28
Net income                              $  802   17.1   $  601   14.2     33
Net income per common share, diluted    $ 0.79          $ 0.58            36

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Total Company
-------------
Net sales for the six months ended June 30, 2004 were $4.68 billion, an increase of 11% versus $4.23 billion in the first six months of 2003. Favorable foreign exchange had a 5% impact, favorable volume/mix added 6% and pricing was flat. Sales increased due to new product introductions, ongoing trade-up to premium products, the ongoing strength of established products, favorable foreign exchange, the acquisition of the Nanfu battery company in the third quarter of 2003 and the acquisition of the Rembrandt brand in the second quarter of 2004.

Gross profit was $2.83 billion in the first six months of 2004, compared with $2.49 billion in the first six months of 2003. As a percent of net sales, gross profit was 60.5% in the first six months of 2004, compared with 59.0% in the first six months of 2003. The improvement in gross profit was due mainly to favorable product mix towards higher margin, premium products and manufacturing cost savings, particularly in Duracell.

Total selling, general and administrative expenses amounted to 35.6% of net sales for the first six months of 2004, compared with 38.0% in the comparable period of 2003. Within selling, general and administrative expenses, advertising expenses increased 40% to 10.6% of net sales, from 8.4% of net sales in 2003. Sales promotion declined slightly as compared with 2003. Other selling, general and administrative expenses decreased 7%, and were down as a percentage of sales, to 21.5% from 25.6% in the first six months of 2003, reflecting cost reduction efforts and lower Functional Excellence expenses. Functional Excellence expenses were $19 million for the first six months of 2004, and are expected to ramp up in the second half of 2004.

Profit from operations was $1.17 billion in the first six months of 2004 (24.9% of net sales), compared with $885 million in the comparable period of 2003 (20.9% of net sales). The 32% profit increase was driven by favorable mix to higher-margin premium products, manufacturing productivity and overhead cost-saving programs, partially offset by higher advertising expenses.

Within nonoperating charges/income, net interest expense amounted to $17 million in the first six months of 2004, as compared to $24 million in 2003, reflecting lower debt levels. Net foreign exchange expense in the first six months of 2004 and 2003 was $18 million and $5 million, respectively. The 2004 result was driven by the reclassification of a non-cash loss to the Consolidated Statement of Income from the accumulated other comprehensive loss section of the Consolidated Balance Sheet related to the liquidation of certain international subsidiaries.

The effective income tax rate was 29% for the six months ended June 30, 2004, compared with 30% for the same period of 2003. The reduction in the 2004 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. The effective income tax rate is expected to remain close to the current level for the remainder of 2004.

Net income was $802 million in the first half of 2004 (17.1% of net sales), compared with $601 million in the first six months of 2003 (14.2% of net sales), representing growth of 33%. Net income per common share, diluted, was $.79, compared with $.58 in the first six months of 2003, representing growth of 36%. The 2004 percentage growth in net income per common share, diluted, which outpaced the percentage growth in net income, was favorably impacted by share repurchase program activity.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Operating Segments
------------------
Second Quarter 2004 versus 2003
-------------------------------
The following table summarizes the key operating metrics for the second quarter of 2004 versus the second quarter of 2003 for each of the Company's five operating segments.

                                       Blades &                  Oral               Personal    Corporate/      Total
Three Months Ended June 30,             Razors      Duracell     Care      Braun      Care         Other       Company
------------------------------        ---------     --------     ----      -----    --------    ---------      -------
(millions, except percentages)
Net Sales:
     Net sales, 2004                     $1,099        $456      $358      $294        $236        $  -         $2,443
     Net sales, 2003                      1,003         432       316       284         219           -          2,254
     % Incr/(Decr) vs. 2003                  10           5        14         4           8                          8
          Impact of exchange                  2           2         3         5           3                          2
          Impact of volume/mix                7           3        15         -           8                          6
          Impact of pricing                   1           -        (4)       (1)         (3)                         -

Profit from operations (PFO):
     PFO, 2004                           $  420        $ 89      $ 68      $ 24        $ 24        $(15)        $  610
     PFO, 2003                              377          54        53        28          24         (31)           505
     % Incr/(Decr) vs. 2003                11.3        64.6      28.1     (13.1)        3.0                       21.5
     PFO as % of net sales, 2004           38.2        19.5      19.1       8.1        10.3                       25.0
     PFO as % of net sales, 2003           37.6        12.5      16.9       9.7        10.8


Blades and Razors
-----------------
Net sales of $1.10  billion in the second  quarter of 2004 were 10% higher  than the comparable period of 2003, including a 2% favorable foreign exchange impact.
Sales  growth was driven by new premium  offerings  including M3 Power and Venus
Divine. Net sales were higher in North America,  and consumption and trade-up in the AMEE market were strong.  Sales  growth was not as strong in Europe,  due to reduced consumer spending and the 2003 Mach3 Turbo launch.

The Company drove U.S. Blade/Razor market growth of 14% in June due to the launch of M3 Power. The M3 Power razor reached a 30% dollar share in its first month at retail and was the top-selling U.S. razor in June.

Profit from operations of $420 million was up 11% from the second quarter of 2003, and profit margin increased from 37.6% to 38.2%. The impacts of higher sales from new products, price increases and lower overhead costs were partially offset by a double-digit percentage increase in advertising.

Duracell
--------
Duracell  net sales of $456 million  increased  5% versus the second  quarter of
2003,  including a 2% favorable  foreign exchange  impact.  Net sales gains were driven by the August,  2003  acquisition of the Nanfu battery  business,  strong emerging  market  growth  in the  AMEE  region  and  lower  trade  and  consumer promotional  spending.  These gains were partially  offset by lower net sales in
North  America  where the business was impacted by steep price  discounting  and promotional activity from low-price brands and private label.

The Company held its dollar share of the market in the second quarter of 2004 through stepped-up advertising levels and the positive impact of strong consumer marketing programs, including promotional tie-ins with the "Lord of the Rings"
DVD release and NASCAR. However, 2004 is expected to continue to be challenging due to the ongoing, intense competitive environment.

In the second quarter of 2004,  profit from operations of $89 million  increased
65%, and profit margin grew by 7.0 percentage points, compared with the second quarter of 2003. This increase was due to higher sales and significant benefits from cost-savings and overhead reduction programs, partially offset by higher brand-building advertising expenses.


                                     PAGE 20
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Oral Care
---------
Oral Care net  sales in the  second  quarter  of 2004 of $358  million  were 14%
higher  than the  second  quarter  of 2003,  of which 3%  represented  favorable foreign  exchange.  Sales  increased in all regions  with the  exception of Asia
Pacific,  in line  with the  Company's  strategy  to grow net  sales in the core brushing  category as well as in related  categories.  New  products,  including
Brush-Ups and the Hummingbird  power flosser,  contributed  significantly to net sales growth in the quarter,  while the acquisition of the Rembrandt brand added
4% to net sales for the period. In core brushing,  the manual toothbrush segment was a driver of growth,  particularly in the North America,  Latin America,  and
AMEE regions.

The Company extended its number one global dollar share position in the total brushing category versus the prior year to 34%, driven by trade up within manual and the global rollout of CrossAction Power.

In the second quarter of 2004,  profit from operations of $68 million  increased
28%, and profit margin increased by 2.2 percentage points. The increase in profits was driven by higher net sales, improved product mix and lower overhead costs, offset partially by a double-digit percentage increase in advertising.

Braun
-----
Braun net sales of $294 million in the second  quarter of 2004 increased 4% over the  second  quarter  of  2003.  Favorable  foreign  exchange  of 5% was  offset partially by a 1% negative impact of pricing.  Sales growth was driven by strong performance in female epilators in AMEE and Southern Europe, household appliance gains in Russia and Turkey, and male shaver growth in China, offset partially by male shaver category  softness in Europe and North America and comparisons  with the unmatched 2003 SARS-related spike in demand for Thermoscan  products.  Braun shavers continued to gain dollar share in key markets, despite price discounting by competitors.

Profit from  operations  in the second  quarter of 2004 of $24 million was lower than the $28  million  in the  second  quarter  of 2003.  Profit was down in the
quarter  as  lower   overhead   costs  were  offset  by  higher   European-based
manufacturing costs and increased advertising expenses.

Personal Care
-------------
In the second quarter of 2004,  Personal Care net sales  increased 8% versus the second quarter of 2003,  with foreign  exchange  contributing  3% of the growth.
Sales growth,  achieved in all regions,  was driven by the  introduction  of the
Gillette Complete Skincare line in the United States, Soft & Dri antiperspirants in Latin America and Right Guard Cool Spray in the United Kingdom.

Profit from operations increased slightly to $24 million in the second quarter of 2004 as compared with the second quarter of 2003. Profit improvement came from growth in new products, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising.

                                     PAGE 21
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months Ended June 30, 2004 versus 2003
------------------------------------------
The following  table  summarizes  the key  operating  metrics for the six months ended  June  30,  2004  versus  2003 for each of the  Company's  five  operating segments.
                                       Blades &                  Oral               Personal    Corporate/      Total
Six Months Ended June 30,               Razors      Duracell     Care      Braun      Care         Other       Company
------------------------------        ---------     --------     ----      -----    --------    ---------      -------
(millions, except percentages)
Net Sales:
     Net sales, 2004                     $2,136        $870      $673      $553        $446        $  -         $4,678
     Net sales, 2003                      1,896         816       611       499         403           -          4,225
     % Incr/(Decr) vs. 2003                  13           7        10        11          10                         11
          Impact of exchange                  5           4         5         7           4                          5
          Impact of volume/mix                6           3         7         5           7                          6
          Impact of pricing                   2           -        (2)       (1)         (1)                         -

Profit from operations (PFO):
     PFO, 2004                           $  837        $163      $123      $ 45        $ 37        $(39)        $1,166
     PFO, 2003                              708          93       102        21          24         (63)           885
     % Incr/(Decr) vs. 2003                18.1        75.8      20.9     109.8        52.9                       32.1
     PFO as % of net sales, 2004           39.2        18.8      18.4       8.1         8.3                       24.9
     PFO as % of net sales, 2003           37.4        11.4      16.7       4.3         6.0                       20.9


Blades and Razors
-----------------
Net sales of $2.14 billion in the six months ended June 30, 2004 were 13% higher than in the comparable period of 2003, including a 5% favorable foreign exchange impact. Volume/mix and pricing were favorable by 6% and 2%, respectively. Sales growth was driven by successful new product introductions such as M3 Power, Venus Divine and Sensor Excel 3, ongoing trade-up to premium products such as Mach3 Turbo, and price increases.

Profit from operations of $837 million was up 18% from the first half of 2003, and profit margin increased 1.8 percentage points to 39.2%. The impact of higher sales, favorable product mix and lower overhead costs was partially offset by a double-digit percentage increase in advertising support.

Duracell
--------
Duracell net sales of $870 million increased 7% versus the first six months of 2003, including a 4% favorable foreign exchange impact. Net sales gains were driven by the August, 2003 addition of the Nanfu battery business in China. These gains were partially offset by lower sales in North America due to comparisons against the first quarter 2003, when demand spiked due to homeland security concerns and incremental military sales.

The Company held its dollar share of the market in the first six months of 2004, though 2004 is expected to continue to be challenging due to the ongoing, intense competitive environment.

In the first six months of 2004, profit from operations of $163 million increased 76%, and profit margin grew by 7.4 percentage points, compared with the first six months of 2003. This increase was due to higher sales and significant benefits from cost-savings and overhead reduction programs, partially offset by higher advertising expenses.

                                     PAGE 22
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Oral Care
---------
Oral Care net sales in the six month period ended June 30, 2004 of $673 million were 10% higher than the comparable period of 2003, with favorable foreign exchange contributing 5%. Sales gains were driven by new products, including Brush-Ups and the Hummingbird power flosser, the acquisition of the Rembrandt brand and strength in most regions behind manual brushes.

In the first six months of 2004, profit from operations of $123 million increased 21%, and profit margin increased by 1.7 percentage points. The increase in profits was driven by higher sales from new products and improved product mix, offset partially by a double-digit percentage increase in advertising.

Braun
-----
Braun net sales of $553 million in the six months ended June 30, 2004 climbed 11% versus the comparable period of 2003, with favorable foreign exchange representing 7% of the increase. Growth was driven by strong performance in the AMEE region, particularly in Russia and Turkey, partially offset by comparisons with the unmatched 2003 SARS-related spike in demand for Thermoscan products in both Asia and North America.

Profit from operations in the first six months of 2004 of $45 million compared with $21 million in the first six months of 2003. Profit improvement was driven by a favorable mix towards higher margin products, particularly male shavers and female epilators, tempered by currency-related increases in European-based manufacturing costs.

Personal Care
-------------
In the six months ended June 30, 2004, Personal Care net sales increased 10% versus the first six months of 2003, with foreign exchange contributing 4% of the growth. Sales growth was achieved in all regions due to strong demand and trade-up in shave preparations, particularly in Europe and North America. Net sales growth was also driven by new products, including the Gillette Complete skin care line in North America, and the new side-activated Right Guard Cool Spray in the United Kingdom.

Profit from operations increased to $37 million for the six months ended June 30, 2004 as compared with $24 million in the comparable period of 2003. Profit improvement came from growth in new products, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising.

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

                                                                      2004                 2003
                                                              ----------------------------------------
                                                                Free       GAAP      Free       GAAP
                                                                Cash       Cash      Cash       Cash
Six Months Ended June 30,                                       Flow       Flow      Flow       Flow
-------------------------                                     ----------------------------------------
(millions)
Net income                                                                $ 802               $  601
Depreciation and amortization                                               299                  278
Deferred income taxes and other                                              46                   50
Decrease in accounts receivable                                              38                   59
Increase in inventories                                                    (330)                (188)
Net change in other assets and liabilities                                   66                  204
                                                                ----      -----      -----     -----
Net cash provided by operating activities                      $ 921     $  921     $1,004   $ 1,004
                                                                ----      -----      -----     -----
  Additions to property, plant and equipment (A)                (228)                 (132)
  Disposals of property, plant and equipment (B)                  30                    23
                                                                ----                 -----
Free cash flow                                                 $ 723                $  895
                                                                ----                 -----
Net cash used in investing activities (C)*                               $ (312)             $  (109)
Net cash used in financing activities                                    $ (643)             $(1,086)
Effect of exchange rate changes on cash                                      (3)                   4
                                                                          -----                -----
Decrease in cash and cash equivalents                                    $  (37)             $  (187)
                                                                          =====                =====

*C is the sum of A, B, and $(114) million and $0 in other investing activities, including acquisitions, net of cash acquired, in the six months ended June 30, 2004 and 2003, respectively.


Free cash flow for the six months ended June 30, 2004, was $723 million, as compared with $895 million in the six months ended June 30, 2003. Free cash flow was dampened in 2004 by higher inventory balances and additions to property, plant and equipment. Inventory increased in anticipation of new product launches in Oral Care and Braun, and also due to a planned build up of safety stock related to the blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. Capital expenditures in 2004 are primarily for new product programs. The Company expects capital expenditures to average approximately 6% of net sales for the full year of 2004.

                                     PAGE 24
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company used its free cash flow to finance the repurchase of 9 million shares of Company stock for $355 million, pay dividends of $327 million, reduce debt by $200 million, and to fund two acquisitions, the Rembrandt brand of at-home and professional teeth-whitening products and Zooth, Inc., a leader in licensed manual and power children's toothbrushes, totaling $115 million. In February 2004, the Company received $103 million upon settlement of a currency swap that hedged a maturing Euro-denominated bond. Net cash used in financing activities for the first six months of 2004 were below last year mainly due to lower share repurchases. Net cash used in investing activities for the first six months of 2004 increased as compared with the prior year due to higher capital expenditures and the two acquisitions in the second quarter of 2004.

Debt
----
Total debt decreased by $200 million during the six months ended June 30, 2004, from $3.31 billion at December 31, 2003, to $3.11 billion at June 30, 2004. This decrease was principally due to repayments of long-term debt of $389 million, partially offset by an increase in short-term loans payable of $228 million. Cash and cash equivalents decreased by $37 million for the same period. Cash equivalents are invested in highly liquid deposits and marketable securities of institutions with high credit quality.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.53 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity, primarily the Company's cash flow from operations. At June 30, 2004, there was $270 million outstanding under the Company's commercial paper program, compared with $55 million at December 31, 2003. On October 14, 2003, the Company entered into revolving bank credit facilities in an aggregate amount of $1.15 billion, of which $863 million is available on a 364-day basis, expiring October 2004, and $288 million is available for five years, expiring October 2008. Liquidity is enhanced through a provision in the 364-day facility that gives the Company the option to enter into a one-year term loan in an amount up to $863 million. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing the Company to issue up to $2.80 billion in debt securities in the U.S. It is currently anticipated that the proceeds from the sale of any debt securities issued under these shelf registrations will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including repurchase of the Company's common stock. At June 30, 2004, $1.54 billion, at face value, was issued under these shelf registrations, and a total of $1.26 billion was available for future debt issuance. All proceeds from these issuances were used to reduce commercial paper borrowings.

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

Market Risk
-----------
The Company is subject to market risks, such as changes in foreign currency and interest rates that arise from normal business operations. The Company regularly assesses these risks and has established business strategies to provide natural offsets, supplemented by the use of derivative financial instruments, to protect against the adverse effects of these and other market risks.

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

                                     PAGE 25
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

Based on the Company's overall evaluation of its market risk exposures from all of its financial instruments at June 30, 2004, a near-term change in market rates would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.



FUNCTIONAL EXCELLENCE AND 2003 MANUFACTURING REALIGNMENT PROGRAM

Functional Excellence
---------------------
In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. During the three and six month periods ended June 30, 2004 and 2003, the Company recorded the following expenses related to this initiative.

                                                 Three Months Ended          Six Months Ended
                                                        June 30                   June 30
                                                 -------------------       -------------------
(millions)                                        2004          2003        2004          2003
----------                                       -----          ----       -----          ----
Functional Excellence expense recorded in:
Cost of goods sold                                $ 4           $12         $ 4           $13
Selling, general and administrative expense       $ 8           $30         $15           $73
                                                  ---           ---         ---           ---
Total functional excellence expense               $12           $42         $19           $86
                                                  ===           ===         ===           ===

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

During the three and six months ended June 30, 2004, the Company recorded charges of $10 million and $16 million, respectively, to cost of goods sold for this program, related mainly to accelerated depreciation of certain assets, severance accruals and costs related to the relocation of equipment between impacted locations.

                                     PAGE 26
                       DISCLOSURE CONTROLS AND PROCEDURES


Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Further, during the fiscal quarter covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PAGE 27
                           PART II. OTHER INFORMATION


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

Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of Equity
        Securities.
                                                           Total Number
                                                             of Shares          Maximum Number
                                                         Purchased as Part        of Shares
                         Total Number       Average        of Publicly         that May Yet Be
                           of Shares       Price Paid    Announced Plans     Purchased Under the
Period                     Purchased (3)   per Share      or Programs(1)      Plans or Programs
------                   -----------       ----------   -----------------    -------------------
04/01/04 - 04/30/04           4,840         $40.80                  -             46,000,000
05/01/04 - 05/31/04       2,694,536         $41.09          2,694,100             43,305,900
06/01/04 - 06/30/04       1,305,989         $43.22          1,305,900             42,000,000
  Total Second Quarter    4,005,365 (2)     $41.78          4,000,000             42,000,000

(1) The share repurchase program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for this program.

(2)  Includes  5,365  shares  which  were   repurchased  by  the  Company  under
     equity-based programs.

(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.


PART II

Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting on May 20, 2004, the shareholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2007 Annual Meeting of Shareholders, with votes as indicated opposite each director's name:

                                For            Withheld
                            -----------       ----------
Edward F. DeGraan           649,308,442       232,145,002
Wilbur H. Gantz             649,794,321       231,659,123
James M. Kilts              649,048,302       232,405,143
Jorge Paulo Lemann          649,649,409       231,804,036

The directors whose term of office as a director continued after the meeting are Roger K. Deromedi, Michael B. Gifford, Ray J. Groves, Dennis F. Hightower, Herbert H. Jacobi, Nancy J. Karch, Fred H. Langhammer, and Marjorie M. Yang.

2. Approved the ratification of the appointment of KPMG LLP as auditor for the year 2004. The vote was 845,717,159 for the proposal, 34,262,266 against, with 1,480,336 abstentions.

3. Approved the 2004 Long-Term Incentive Plan. The vote was 678,986,585 for the proposal and 66,922,841 against, with 7,737,562 abstentions and 127,812,773 broker nonvotes.

4. Approved a shareholder proposal recommending the declassification of the Board of Directors. The vote was 507,153,817 for the proposal and 237,783,465 against, with 8,687,594 abstentions and 127,834,885 broker nonvotes.

5. Rejected a shareholder proposal to limit the services provided by the auditor. The vote was 84,829,697 for the proposal and 659,809,461 against, with 9,004,086 abstentions and 127,816,517 broker nonvotes.

6. Rejected a  shareholder  proposal  that  the  Company  establish  a policy of expensing stock options. The vote was 308,916,221 for the proposal and 329,534,532 against, with 113,772,029 abstentions and 129,236,979 broker nonvotes.

                                     PAGE 28
                           PART II. OTHER INFORMATION

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

                                     PAGE 29
                           PART II. OTHER INFORMATION


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

                                     PAGE 30
                           PART II. OTHER INFORMATION


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

                                     PAGE 31
                           PART II. OTHER INFORMATION


Item 6(a)  Exhibits

The following exhibits are included herewith:

10.1 The Gillette Company Deferred Compensation Plan, filed herewith.

10.2 The Gillette Company 2004 Long-Term Incentive Plan, as corrected for typographical errors, filed herewith.

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

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6(b) Reports on Form 8-K

The  following  reports  on Form 8-K were  filed or  furnished  to the
Commission:

(a) The Company furnished, on April 29, 2004, a current report on Form 8-K containing one exhibit: a press release announcing the Company's financial results for the first quarter of 2004.

                                     PAGE 32
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE GILLETTE COMPANY
(Registrant)




/s/ Joseph J. Schena
--------------------------------
Joseph J. Schena
Vice President, Controller
and Principal Accounting Officer

July 29, 2004

EXHIBIT INDEX


Exhibit Number and Description

Exhibit 10.1 The Gillette Company Deferred Compensation Plan, filed herewith.

Exhibit 10.2 The Gillette Company 2004 Long-Term Incentive Plan, as corrected for typographical errors, filed herewith.

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