Form 10-Q
period 2004-09-30
GILLETTE CO
filed 2004-10-28
CIK 41499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2004                Commission File Number 1-922

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

Title of each class


Common Stock, $1.00 par value

Shares Outstanding October 25, 2004 . . . . . . . . . . . . . . . . 992,811,387

                                     PAGE 1
                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                          September 30             September 30
                                                       ------------------       ------------------
                                                         2004       2003         2004        2003
                                                         ----       ----         ----        ----
Net Sales ..........................................   $ 2,691    $ 2,405      $ 7,369     $  6,630
Cost of Sales ......................................     1,082        982        2,928        2,716
                                                       -------    -------      -------      -------
  Gross Profit .....................................     1,609      1,423        4,441        3,914

Selling, General and Administrative Expenses .......       920        819        2,586        2,425
                                                       -------    -------      -------      -------
  Profit from Operations ...........................       689        604        1,855        1,489

Nonoperating Charges (Income):
  Interest income ..................................        (4)        (2)         (10)          (8)
  Interest expense .................................        14         13           37           43
  Exchange .........................................         2         (7)          20           (2)
  Other charges - net ..............................         7          7            7            4
                                                       -------    -------      -------      -------
                                                            19         11           54           37
                                                       -------    -------      -------      -------
Income before Income Taxes .........................       670        593        1,801        1,452

Income Taxes .......................................       195        177          524          435
                                                       -------    -------      -------      -------
  Net Income .......................................   $   475    $   416      $ 1,277      $ 1,017
                                                       =======    =======      =======      =======

Net Income per Common Share:
  Basic ............................................   $   .48    $   .41      $  1.27      $   .99
                                                       =======    =======      =======      =======
  Assuming full dilution ...........................   $   .47    $   .41      $  1.26      $   .99
                                                       =======    =======      =======      =======

Dividends per Common Share:
  Declared .........................................   $     -    $     -      $ .3250      $ .3250
  Paid .............................................   $ .1625    $ .1625      $ .4875      $ .4875

Weighted average number of common shares outstanding
  Basic ............................................       997      1,017        1,002        1,025
  Assuming full dilution ...........................     1,006      1,019        1,009        1,027

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 2
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)
                                   (Unaudited)
                                                           September 30   December  31   September 30
                                                               2004          2003            2003
                                                           ------------   ------------   ------------
Current Assets:
  Cash and cash equivalents ..............................   $  891       $   681           $845
  Trade receivables, less allowances, Sept. 2004, $43;
    December 2003, $53; Sept. 2003, $61    ................     970           920          1,249
  Other receivables ......................................      388           351            350
  Inventories
     Raw materials and supplies ..........................      123           114            115
     Work in process .....................................      241           196            206
     Finished goods ......................................    1,089           784            856
                                                            -------       -------        -------
       Total Inventories .................................    1,453         1,094          1,177
                                                            -------       -------        -------

  Deferred income taxes ..................................      294           322            333
  Other current assets ...................................      195           282            271
                                                            -------       -------        -------
       Total Current Assets ..............................    4,191         3,650          4,225
                                                            -------       -------        -------

Property, Plant and Equipment, at cost ...................    7,284         7,099          6,775
Less accumulated depreciation ............................   (3,747)       (3,455)        (3,265)
                                                            -------       -------        -------
       Net Property, Plant and Equipment .................    3,537         3,644          3,510
                                                            -------       -------        -------

Goodwill .................................................    1,024         1,023            996
Intangible Assets, less accumulated amortization .........      564           494            512
Other Assets .............................................    1,145         1,170          1,067
                                                            -------       -------        -------

                                                            $10,461       $ 9,981        $10,310
                                                            =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 3
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)
                                  (Unaudited)

                                                       September 30   December  31   September 30
                                                           2004          2003           2003
                                                       ------------   ------------   ------------
Current Liabilities:
  Loans payable ....................................   $    211       $    117       $    732
  Current portion of long-term debt ................        760            742            432
  Accounts payable .................................        588            574            515
  Accrued liabilities ..............................      1,895          1,795          1,816
  Dividends payable ................................          -            163              -
  Income taxes .....................................        401            293            223
                                                       --------       --------       --------
     Total Current Liabilities .....................      3,855       $  3,684       $  3,718
                                                       --------       --------       --------

Long-Term Debt .....................................      2,361          2,453          2,715
Deferred Income Taxes ..............................        659            626            709
Other Long-Term Liabilities ........................        936            929            898
Minority Interest ..................................         71             65             71

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: Sept. 2004, 1,379 shares;
            Dec.  2003, 1,374 shares;
            Sept. 2003, 1,373 shares ...............      1,379          1,374          1,373
  Additional paid-in capital .......................      1,413          1,273          1,243
  Earnings reinvested in the business ..............      8,283          7,333          7,292
  Accumulated other comprehensive loss .............     (1,055)        (1,088)        (1,248)
  Treasury stock, at cost: Sept. 2004, 386 shares;
    Dec. 2003, 367 shares; and Sept. 2003, 361 shares    (7,441)        (6,665)        (6,461)
  Deferred stock-based compensation ................          -             (3)             -
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      2,579          2,224          2,199
                                                       --------       --------       --------
                                                       $ 10,461       $  9,981       $ 10,310
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 4
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                            ------------------
                                                            2004         2003
                                                            ----         ----
Operating Activities
    Net income .......................................    $1,277       $1,017
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................       448          430
      Deferred income taxes ..........................        52           70
      Other ..........................................        11            3
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade and other accounts receivable ..........       (97)           5
        Inventories ..................................      (369)        (179)
        Accounts payable and accrued liabilities .....       123          263
        Other working capital items ..................       108          (17)
        Other noncurrent assets and liabilities ......        78          110
                                                           -----        -----
          Net cash provided by operating activities        1,631        1,702
                                                           -----        -----
Investing Activities

    Additions to property, plant and equipment .......      (379)        (218)
    Disposals of property, plant and equipment .......        44           28
    Acquisitions, net of cash acquired ...............      (117)        (161)
    Other ............................................         2            3
                                                           -----        -----
          Net cash used in investing activities ......      (450)        (348)
                                                           -----        -----
Financing Activities

    Purchase of treasury stock .......................      (775)      (1,069)
    Proceeds from exercise of stock option and
         purchase plans ..............................       145           48
    Proceeds from long-term debt .....................       346          684
    Repayment of long-term debt ......................      (389)        (534)
    Increase in loans payable ........................        93           51
    Dividends paid ...................................      (490)        (501)
    Net settlements, debt-related derivative contracts       101            6
                                                           -----        -----
          Net cash used in financing activities ......      (969)      (1,315)
                                                           -----        -----
Effect of Exchange Rate Changes on Cash ..............       (2)            5
                                                           -----        -----
Increase in Cash and Cash Equivalents ................       210           44
Cash and Cash Equivalents at Beginning of Period .....       681          801
                                                           -----        -----
Cash and Cash Equivalents at End of Period ...........    $  891        $ 845
                                                           =====        =====
Supplemental disclosure of cash paid for:

    Interest .........................................    $   34        $  45
    Income taxes .....................................    $  307        $ 359

See Accompanying Notes to Consolidated Financial Statements.

                                     PAGE 5
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30           September 30
                                         ------------------      -----------------
                                           2004        2003        2004       2003
                                           ----        ----        ----       ----
Net Income, as reported                   $ 475       $ 416      $1,277     $1,017
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation               28           8          35        270
  Cash Flow Hedges                           (1)          1          (2)         5
                                          -----       -----      ------     ------
Comprehensive Income                      $ 502       $ 425      $1,310     $1,292
                                          =====       =====      ======     ======

Accumulated Other Comprehensive Loss
------------------------------------
The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   -----------  -------------
Balance  December 31, 2002         $(1,332)      $  (186)      $   (5)       $(1,523)
Change in period                         2             -            3              5
Income tax benefit (expense)            89             -           (1)            88
                                    ------        ------       ------         ------
Balance  March 31, 2003            $(1,241)      $  (186)      $   (3)       $(1,430)
Change in period                       185             -            3            188
Income tax benefit (expense)           (14)            -           (1)           (15)
                                    ------        ------       ------         ------
Balance June 30, 2003              $(1,070)      $  (186)      $   (1)       $(1,257)
Change in period                         9             -            2             11
Income tax benefit (expense)            (1)            -           (1)            (2)
                                    ------        ------       ------         ------
Balance September 30, 2003         $(1,062)      $  (186)      $    -        $(1,248)
                                    ======        ======       ======         ======

Balance December 31, 2003          $  (898)      $  (193)      $    3        $(1,088)
Change in period                         2             -            -              2
Income tax benefit (expense)             9             -            -              9
                                    ------        ------       ------         ------
Balance March 31, 2004             $  (887)         (193)           3         (1,077)
Change in period                        (7)            -           (2)            (9)
Income tax benefit (expense)             3             -            1              4
                                    ------        ------       ------         ------
Balance June 30, 2004              $  (891)      $  (193)      $    2        $(1,082)
Change in period                        34             -           (1)            33
Income tax benefit (expense)            (6)            -            -             (6)
                                    ------        ------       ------         ------
Balance September 30, 2004         $  (863)      $  (193)      $    1        $(1,055)
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

Under generally accepted accounting principles, shipping and handling costs may be reported as a component of either cost of sales or selling, general and administrative expenses. The Company formerly reported all such costs related to outbound freight in the Consolidated Statement of Income as a component of selling, general and administrative expenses. Beginning in 2004, the Company has elected to report the costs related to outbound freight in cost of sales. This change resulted in the following reclassifications to the third quarter, 2003 and nine months ended September 30, 2003, Consolidated Statement of Income: increased cost of sales and reduced gross profit and selling, general and administrative expenses by $47 million and $133 million, respectively; and reduced gross profit as a percentage of net sales from 61.1% to 59.2% and from 61.0% to 59.1%, respectively. There was no impact on profit from operations, net income or earnings per share as a result of this reclassification.

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

                                            Three Months          Nine Months
                                          Ended Sept. 30,       Ended Sept. 30,
(Millions, except per share amounts)      2004       2003       2004       2003
------------------------------------      ----       ----       ----       ----
Net income, as reported                   $  475    $  416     $1,277    $1,017
Add:  Compensation expense included in
      reported net income, net of
      related tax effects                      1         -          2         -
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (24)      (25)       (73)      (76)
                                          ------    ------     ------    ------
Pro forma net income                      $  452    $  391     $1,206    $  941
                                          ======    ======     ======    ======

Net income per common share
Basic
  As reported                             $  .48   $   .41     $ 1.27    $  .99
  Pro forma                                  .45       .38       1.20       .92
Assuming full dilution
  As reported                             $  .47    $  .41     $ 1.26    $  .99
  Pro forma                                  .45       .38       1.20       .92

                                     PAGE 7
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Accounting Comments (Continued)
-------------------
In May 2004, the Company's shareholders approved the 2004 Long-Term Incentive Plan (the "Plan"), which authorizes the Board of Directors, or a delegate thereof, to grant stock options, stock appreciation rights, restricted stock units, cash awards and other stock-based awards. Key employees and non-employee directors of the Company and its subsidiaries are eligible to participate in the Plan. The Plan became effective on May 20, 2004 and expires on May 19, 2014. The number of shares authorized for grant under the Plan is 37,380,295. At September 30, 2004, 27,747,603 shares were available for future grants.

The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation.


Accounting Pronouncements
-------------------------
In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.

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

The Company had elected to defer any accounting for the effects of the Act pursuant to FAS 106-1 and made that election in the quarter ended December 31, 2003. The Company adopted FAS 106-2 prospectively as of July 1, 2004, the beginning of its third quarter. The Company and its actuarial advisors determined that benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the effects of the act on the Accumulated Plan Benefit Obligation as of July 1, 2004. The effect of the federal subsidy to which the Company is entitled has been estimated as an actuarial gain of $72.8 million. The subsidy will have the effect of reducing postretirement expense for the period from adoption, July 1, 2004, through December 31, 2004 by $5.3 million. The components of the decrease in expense were a decrease in the amortization of the actuarial loss of $2.7 million, a reduction in service cost of $0.4 million and a reduction in the interest cost on the benefit obligation of $2.2 million. Approximately $2.65 million was recorded in the third quarter of 2004 as a reduction in net postretirement benefit expense. Net postretirement benefit expense for the three months ended December 31, 2004 will include the same reduction in expense due to the effects of the Act.

The assumptions used for 2004 expense are a discount rate and health care cost trend rate of 6.00% and 12.00%, respectively. These assumptions were determined to be appropriate as of July 1, 2004.

                                     PAGE 8
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Goodwill and Intangible Assets
------------------------------
Total goodwill by segment follows.

Net Carrying Amount       September 30    December 31     September 30
(Millions)                    2004            2003            2003
                          ------------    ------------    ------------
Blades & Razors              $ 140          $  140          $  140
Duracell                       633             632             605
Oral Care                      191             191             173
Braun                           60              60              78
Personal Care                    -               -               -
                             -----           -----           -----
  Total                     $1,024          $1,023          $  996
                             =====           =====           =====

The detail of intangible assets follows.
                              Weighted
                              Average      September 30, 2004       December 31, 2003        September 30, 2003
                           Amortization  ----------------------   ----------------------   ----------------------
                              Period     Carrying  Accumulated    Carrying  Accumulated    Carrying  Accumulated
(Millions)                    (Years)     Amount   Amortization    Amount   Amortization    Amount   Amortization
                           ------------  --------  ------------   --------  ------------   --------  ------------
Amortized Intangible Assets
  Patents                          7      $  83      $  62        $  101        $  69        $ 101      $  64
  Trademarks                       9         16         11            16            9           14          7
  Endorsements                     -         61         61            61           61           61         61
  Other                           18         24          6            23            3           20          3
                                           ----       ----         -----        -----        -----      -----
Total                                     $ 184      $ 140        $  201        $ 142        $ 196      $ 135
                                           ----       ----         -----        -----        -----      -----
Unamortized Intangible Assets
  Trademarks                              $ 508                   $  423                     $ 436
  Pension                                    12                       12                        15
                                           ----                    -----                     -----
Total                                     $ 520                   $  435                     $ 451
                                           ----                    -----                     -----
Intangible Assets, net                    $ 564                   $  494                     $ 512
                                           ====                    =====                     =====
Aggregate Amortization Expense:
  For the three months ended
    Sept. 30, 2004              $ 5
    Sept. 30, 2003              $ 4
  For the nine months ended:
    Sept. 30, 2004              $16
    Sept. 30, 2003              $15

Estimated Amortization Expense:
  For the Years ending
    December 31, 2004           $21
                 2005           $ 8
                 2006           $ 5
                 2007           $ 5
                 2008           $ 4
                 2009           $ 3

In the second quarter of 2004, the Company made two acquisitions within the Oral Care business segment. In April 2004, the Company completed the acquisition of assets associated with the Rembrandt brand of at-home and professional teeth-whitening products from the Den-Mat Corporation. The values of both indefinite-lived and definite-lived intangible assets may be adjusted in future periods as the purchase price allocation for the acquisition is not final. The preliminary purchase price allocation resulted in the capitalization of $87 million related to the Rembrandt trademark as an indefinite-lived intangible asset. In June 2004, the Company acquired shares representing all equity interests in Zooth, Inc., a leader in licensed manual and power children's toothbrushes. The purchase price accounting for this transaction is not yet final. Both acquisitions had, in addition to the base purchase price, a contingent cash consideration component based on certain revenue-based financial metrics. In total, contingent cash consideration payments are capped at a maximum of $72 million and are expected to be substantially paid over a period of four years.

                                    PAGE 9
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Share Repurchase Program
------------------------
In the three and nine months ended September 30, 2004, the Company repurchased ten million and nineteen million shares for $420 million and $775 million, respectively. As of September 30, 2004, there are 32 million shares remaining on the share repurchase program which was authorized on September 16, 2003. These shares may be purchased in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

Financial Information by Business Segment
-----------------------------------------
Net sales, profit (loss) from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                        Net Sales
                                    --------------------------------------------------
                                     Three Months Ended            Nine Months Ended
                                        September 30                 September 30
                                    ---------------------        ---------------------
(Millions)                            2004        2003             2004        2003
                                     ------      ------           ------      ------
Blades & Razors                      $1,108      $1,034           $3,243      $2,930
Duracell                                592         514            1,462       1,330
Oral Care                               418         328            1,091         939
Braun                                   320         293              874         792
Personal Care                           253         236              699         639
                                     ------      ------           ------      ------
   Total                             $2,691      $2,405           $7,369      $6,630
                                     ======      ======           ======      ======

                                               Profit/(Loss) from Operations
                                  ----------------------------------------------------
                                     Three Months Ended            Nine Months Ended
                                        September 30                  September 30
                                  ---------------------------  -----------------------
(Millions)                            2004        2003             2004        2003
                                     ------      ------           ------      ------
Blades & Razors                      $  434      $  413           $1,271      $1,121
Duracell                                161         106              324         199
Oral Care                                62          64              185         166
Braun                                    22          22               66          43
Personal Care                            34          26               71          50
                                     ------      ------           ------      ------
 Subtotal Reportable Segments           713         631            1,917       1,579
 All Other                              (24)        (27)             (62)        (90)
                                     ------      ------           ------      ------
   Total                             $  689      $  604           $1,855      $1,489
                                     ======      ======           ======      ======

                                            Identifiable Assets
                                      -------------------------------
                                      Sept. 30    Dec. 31    Sept. 30
(Millions)                              2004        2003       2003
                                      ---------   -------    ---------
Blades & Razors                      $ 3,241     $ 3,106     $ 3,331
Duracell                               2,761       2,754       2,841
Oral Care                              1,475       1,275       1,227
Braun                                  1,346       1,237       1,141
Personal Care                            462         470         530
                                     -------     -------     -------
Subtotal Reportable Segments           9,285       8,842       9,070
All Other                              1,176       1,139       1,240
                                     -------     -------     -------
  Total                              $10,461     $ 9,981     $10,310
                                     =======     =======     =======

                                     PAGE 10
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------
                                             Three Months Ended     Nine Months Ended
                                                September 30           September 30
                                             ------------------     ------------------
                                                2004      2003         2004      2003
                                                ----      ----         ----      ----
Net Income .............................      $  475    $  416       $1,277    $1,017
                                              ======    ======       ======    ======
Common shares, basic ..................          997     1,017        1,002     1,025
Effect of dilutive securities:
    Stock options ......................           9         2            7         2
                                              ------    ------       ------    ------
Common shares, assuming full dilution          1,006     1,019        1,009     1,027
                                              ======    ======       ======    ======
Net Income per Common Share:

  Basic ................................      $ 0.48    $ 0.41       $ 1.27    $ 0.99
                                              ======    ======       ======    ======
  Assuming full dilution ...............      $ 0.47    $ 0.41       $ 1.26    $ 0.99
                                              ======    ======       ======    ======

For the  three-month  periods ended  September 30, 2004 and 2003,  respectively,
37.2 million and 65.5 million shares attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price for the quarter, and therefore their inclusion would have been anti-dilutive. For the nine-month periods ended September 30, 2004 and 2003, 31.4 million and
62.4 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares for the period.

Pensions and Other Retiree Benefits
-----------------------------------
(Millions)
                                                                     Other                                       Other
                                          Pension Benefits     Retiree Benefits       Pension Benefits     Retiree Benefits
                                         ------------------   ------------------     ------------------   ------------------
                                         Three Months Ended   Three Months Ended     Nine Months Ended    Nine Months Ended
                                            September 30         September 30           September 30         September 30
                                         ------------------   ------------------     ------------------   ------------------
                                           2004       2003       2004       2003       2004       2003       2004       2003
                                           ----       ----       ----       ----       ----       ----       ----       ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $20        $17        $ 1        $ 1        $ 60       $ 51       $ 3        $ 3
  Interest cost on benefit obligation       40         36          5          7         120        110        19         21
  Estimated return on assets               (45)       (40)        (1)        (1)       (136)      (120)       (3)        (3)
  Net amortization and other                21         22          0          1          63         66         2          3
                                           ---        ---        ---        ---        ----       ----       ---        ---
Net defined benefit expense                $36        $35        $ 5        $ 8        $107       $107       $21        $24
                                           ===        ===        ===        ===        ====       ====       ===        ===

The Company contributed $50 million and $84 million to its pension plans, respectively, for the three and nine months ended September 30, 2004. The Company expects to contribute at least an additional $16 million for a total contribution of at least $100 million to its pension plans in 2004. The Company's contributions to other retiree benefit plans were zero and $3 million, respectively, for the three and nine months ended September 30, 2004. The Company continues to monitor financial markets and other factors that impact plan asset and liability balances. Such factors may influence the Company's decisions regarding additional contributions to its pension and other retiree benefit plans in 2004, however, no determination has been made at this time as to what, if any, additional amounts will be contributed. The Company previously disclosed total 2004 estimated contributions of $52 million to pension and $3 million to other retiree benefit plans.

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

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $21 million and $17 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, total pretax charges under the program were $40 million and $103 million, respectively. Functional excellence charges in 2004 included $10 and $14 million which were recorded to cost of goods sold, and $11 million and $26 million which were recorded to selling, general and administrative expense in the three and nine month periods ended September 30, 2004, respectively. Employee-related terminations are intended to be completed within 12 months of accrual. The employee-related termination benefits are calculated using the Company's long-standing severance formulas and vary on a country-by-country basis, depending on local statutory requirements and local practices. Other costs include items such as consulting, lease buy-outs, project team expenses, and asset write-downs related to Functional Excellence programs.

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

The Company recorded, in the three and nine months ended September 30, 2004, approximately $8 million and $24 million, respectively to cost of sales related to project expenses and accelerated depreciation on the Isleworth, U.K. facility which will cease to be used as a manufacturing facility after 2006. This facility will eventually be sold but does not yet meet the requirements of "held for sale" accounting treatment. Other project expenses consisted primarily of severance, based on the amounts that have been earned as of September 30, 2004, at current service levels and pay rates and expenses related to the relocation of equipment between impacted locations. Severance payments will span through 2007, when the Isleworth facility will be completely closed.

                                     PAGE 12
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Functional Excellence and 2003
Manufacturing Realignment Program
---------------------------------
                                                                       Charges    Charges
                                          Accrual   Accrual            and Uses   and Uses   Charges   Accrual
                                          through   Third               through   Third     and Uses   Balance
                                          June 30   Quarter  Total     June 30    Quarter     Since    Sept. 30
(Millions)                                  2004     2004   Accruals     2004      2004    Inception     2004
                                          -------   ------  --------   --------   -------  ---------   -------
Functional Excellence:
Employee-related expenses                  $236     $ 14      $250      $(173)    $ (16)     $(189)     $  61
Other                                        41        7        48        (37)       (6)       (43)         5
                                           ----     ----      ----      -----     -----      -----      -----
Total Functional Excellence Program        $277     $ 21      $298      $(210)    $ (22)     $(232)     $  66
                                           ----     ----      ----      -----     -----      -----      -----

2003 Manufacturing Realignment Program:
Employee-related expenses
  Severance payments                         35        1        36         (1)       (2)        (3)        33
  Other benefits                              6        -         6          -         -          -          6
Asset-related expenses:
  Asset write-offs                            5        -         5         (5)        -         (5)         -
  Loss on sales of assets                     4        -         4          -         -          -          4
Contractual obligations and other            16        7        23        (13)       (7)       (20)         3
                                           ----     ----      ----      -----     -----      -----      -----
Total 2003 Realignment Program               66        8        74        (19)       (9)       (28)        46
                                           ----     ----      ----      -----     -----      -----      -----
     Total                                 $343     $ 29      $372      $(229)    $ (31)     $(260)     $ 112
                                           ====     ====      ====      =====     =====      =====      =====

                                     PAGE 13
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Management's Discussion  and  Analysis of  Financial  Condition
and Results of Operations The Gillette Company and Subsidiary Companies
-----------------------------------------------------------------------

EXECUTIVE OVERVIEW
------------------
The Gillette Company achieved record third-quarter and nine-months net sales, profit from operations, net income, and net income per common share, diluted, for the periods ended September 30, 2004.

For the third quarter of 2004, net sales increased 12% as compared with 2003, driven by the ongoing strength of existing products, strong sell-in of new offerings from its Blades and Razors, Oral Care, and Personal Care businesses, and heightened hurricane-related sales of batteries in the United States. The impact of currency movement on sales was a 4% gain, primarily related to Europe. Profit from operations rose 14%, growing at a faster pace than sales due to strong growth of new product offerings, trade-up to premium product offerings, the impact of various cost-savings programs, including Functional Excellence, and other manufacturing-related initiatives and overhead cost reductions, offset in part by higher advertising spending. Within nonoperating charges, net interest expense was slightly below last year though foreign transactional exchange impact moved from income in 2003 to expense in 2004 for the quarter. The Company's effective income tax rate was reduced one percentage point to 29% versus 2003, consistent with the nine month-to-date tax rate. Net income climbed 14% and net income per common share, diluted, increased 15%, slightly outpacing the percentage increase in net income due to share repurchase activity.

Blades and Razors net sales for the third quarter of 2004 increased versus the comparable period in 2003, driven by the launch of M3Power in the UK, Germany and Japan, trade-up to premium products in developing and emerging markets and favorable foreign currency, primarily in Europe, offset partially by a decrease in North American sales due to year-to-year comparisons being affected by the timing of product launches (MACH3Turbo Champion introduced in the third quarter of 2003 and M3Power and Venus Divine, in the first half of 2004). Blades and Razors profit from operations increased due to higher sales of new product offerings, trade-up to premium products, and higher prices, offset partially by an increase in advertising spending and costs associated with the European manufacturing realignment. Duracell's net sales increased as compared with the third quarter of 2003 due to hurricane activity in North America, category growth in Europe and emerging markets, and the acquisition of the Nanfu battery company in August 2003. Duracell profit from operations rose significantly, reflecting continued cost and expense reduction activities and lower promotional activity, offset in part by higher advertising expenses. Oral Care net sales increased due to a significant number of new product launches, the acquisition of Rembrandt and Zooth, Inc., strong trade-up activity in both developed and emerging markets, and growth in the manual toothbrush segment. In the second quarter of 2004, the Company acquired the Rembrandt brand of at-home and professional tooth-whitening products and also Zooth, Inc., a leader in licensed manual and power toothbrushes for children. Oral Care profit from operations was slightly below last year as the impact of higher sales was more than offset by higher advertising and other expenses. Braun net sales increased in the quarter due to a strong performance in the Africa, Middle East and Eastern Europe (AMEE) region, particularly in female epilators and household appliances, favorable foreign exchange and male shaver growth in China, partially offset by male shaver category softness in North America and Europe. Braun profit from operations was unchanged versus 2003, as increased sales and reductions in overhead costs were offset by higher exchange-driven European-based manufacturing costs, incremental advertising expenses, and increased Functional Excellence costs. Personal Care net sales increased, driven by double-digit percentage growth in Europe and the AMEE region reflecting trade-up to premium products and new product introductions. Personal Care profit from operations was higher due to strong new product sales, favorable product mix, and cost reduction activities.

For the nine month period ended September 30, 2004, total Company net sales increased 11%, profit from operations increased 25% and operating profit margin increased by 3 percentage points to 25.2%. The lower net interest expense was more than offset by an unfavorable impact of foreign transactional exchange. The effective income tax rate declined by one percentage point to 29%. Net income climbed 26% and net income per common share, diluted, increased 27%, outpacing the percentage increase in net income due to share repurchase activity. The Company delivered strong free cash flow (as defined in the Financial Condition section) of $1.30 billion in the period.

                                     PAGE 14
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Third Quarter 2004 versus 2003
------------------------------
Selected statement of income data is presented below.
                                           For Three Months Ended September 30
                                         ---------------------------------------
                                                % of            % of      %
(millions, except per share                      Net             Net    Increase/
 amounts and percentages)                2004   Sales   2003    Sales  (Decrease)
---------------------------               --------------------------------------
Net sales                               $2,691         $2,405             12
Gross profit                             1,609   59.8   1,423   59.2      13
   Advertising                             318   11.8     219    9.1      45
   Sales promotion                          92    3.4      82    3.4      12
   Other selling, general and
     administrative (SG&A) expense         510   19.0     518   21.5      (2)
                                         -----          -----
Total SG&A expense                      $  920   34.2     819   34.1      12
                                         -----          -----
Profit from operations                  $  689   25.6  $  604   25.1      14

Nonoperating charges (income):
     Net interest expense                   10             11             (9)
     Foreign exchange                        2             (7)         >(100)
     Other                                   7              7              -
                                         -----          -----
Total nonoperating charges (income)         19    0.7      11    0.4      73
                                         -----          -----
Income taxes                             $ 195    7.2   $ 177    7.4      10
Net income                               $ 475   17.7   $ 416   17.3      14
Net income per common share, diluted     $0.47          $0.41             15

Total Company
-------------
Net sales for the third quarter of 2004 were $2.69 billion, an increase of 12% versus $2.41 billion in the third quarter of 2003, of which 4% resulted from the impact of favorable foreign exchange. Volume/mix added 8%, and pricing was flat. Sales increased due to strong new product introductions and ongoing strength of established products across all regions, especially in the emerging markets of Latin America and AMEE. New product introductions included M3Power in Blades and Razors in the UK, Germany and Japan and an unprecedented level of new product activity in the Oral Care segment. Battery sales increased due to hurricane activity in North America. Acquisitions added 1% to net sales in the quarter. The Company acquired the Nanfu battery business in August 2003, as well as Rembrandt and Zooth, Inc. in the second quarter of 2004.

Gross profit was $1.61 billion in the third quarter of 2004, compared with $1.42 billion in the third quarter of 2003. As a percent of net sales, gross profit was 59.8%, compared with 59.2% in 2003. The improvement in gross profit was due mainly to strong growth of new, premium product offerings and manufacturing cost savings, particularly at Duracell and Personal Care, partially tempered by a change in business mix, as the Oral Care and Duracell businesses grew faster than Blades and Razors.

Total selling, general and administrative expenses amounted to 34.2% of third quarter 2004 net sales, versus 34.1% in the comparable period of 2003. Within selling, general and administrative expenses, advertising expenses increased 45% to 11.8% of net sales, from 9.1% of net sales in the prior year. In each operating segment and in each region, advertising grew by a double-digit percentage. Advertising expenses increased in support of new product programs, and helped to drive stepped-up demand in developing markets. Sales promotion at 3.4% of sales was flat in the third quarter of 2004 vs. the prior year. Other selling, general and administrative expenses decreased 2%, and were down as a percentage of sales, to 19.0% from 21.5% in the third quarter of 2003, reflecting cost reduction efforts.

                                     PAGE 15
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Profit from operations was $689 million in the third quarter of 2004 representing 25.6% of net sales, compared with $604 million in the same period of 2003, which represented 25.1% of net sales. The 14% profit increase was driven by favorable mix to higher-margin premium products, manufacturing productivity and overhead cost-saving programs, partially offset by higher advertising expenses.

Within nonoperating charges/income, net interest expense amounted to $10 million in the third quarter of 2004, as compared to $11 million in 2003, reflecting lower average long-term debt levels. Net foreign transactional exchange in the third quarters of 2004 and 2003 were $2 million (expense) and $7 million (income), respectively.

The effective income tax rate was 29% in the third quarter of 2004, compared with 30% for the same period of 2003. The reduction in the 2004 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. The effective income tax rate is expected to remain in line with the current level for the balance of 2004.

Net income was $475 million in the third quarter of 2004 representing 17.7% of net sales, compared with $416 million in the third quarter of 2003 which represented 17.3% of net sales, or an increase of 14%. Net income per common share, diluted, was $.47, compared with $.41 in the third quarter of 2003, representing growth of 15%. The 2004 percentage growth in net income per common share, diluted, which outpaced the percentage growth in net income, was favorably impacted by share repurchase program activity.

Nine Months Ended September 30, 2004 versus 2003
------------------------------------------------
Selected statement of income data is presented below.
                                            For Nine Months Ended September 30
                                         ---------------------------------------
                                                % of            % of       %
(millions, except per share                      Net             Net    Increase/
 amounts and percentages)                2004   Sales   2003    Sales  (Decrease)
----------------------------------       ----------------------------------------
Net sales                               $7,369         $6,630             11
Gross profit                             4,441   60.3   3,914   59.1      13
   Advertising                             812   11.0     572    8.6      42
   Sales promotion                         258    3.5     253    3.8       2
   Other selling, general and
     administrative (SG&A) expense       1,516   20.6   1,600   24.1      (5)
                                        ------         ------
Total SG&A expense                      $2,586   35.1  $2,425   36.6       7
                                        ------         ------

Profit from operations                  $1,855   25.2  $1,489   22.5      25

Nonoperating charges (income):
     Net interest expense                   27             35            (23)
     Foreign exchange                       20            (2)          >(100)
     Other                                   7              4             75
                                         -----          -----
Total nonoperating charges (income)     $   54    0.8  $   37   0.6       46
                                         -----          -----

Income taxes                            $  524    7.1  $  435   6.6       20
Net income                              $1,277   17.3  $1,017   15.3      26
Net income per common share, diluted    $ 1.26         $ 0.99             27

                                     PAGE 16
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Total Company
-------------
Net sales for the nine months ended September 30, 2004 were $7.37 billion, an increase of 11% versus $6.63 billion in the first nine months of 2003. Favorable volume/mix contributed 6% to net sales and pricing was flat, as price increases in Blades and Razors were offset by higher promotional spending for merchandising activities in Oral Care and Personal Care. Foreign exchange had a favorable 5% impact on net sales. Sales increased due to new product introductions, ongoing trade-up to premium priced products and the impact of acquisitions.

Gross profit was $4.44 billion in the first nine months of 2004, compared with $3.91 billion in the first nine months of 2003. As a percent of net sales, gross profit was 60.3% in the first nine months of 2004, compared with 59.1% in the first nine months of 2003. The improvement in gross profit was due mainly to strong growth of new product offerings, trade-up to premium product offerings and manufacturing cost savings, particularly at Duracell and Personal Care.

Total selling, general and administrative expenses amounted to 35.1% of net sales for the first nine months of 2004, compared with 36.6% in the comparable period of 2003. Within selling, general and administrative expenses, advertising expenses increased 42% to 11.0% of net sales, from 8.6% of net sales in 2003. Sales promotion as a percentage of net sales declined slightly as compared with 2003. Other selling, general and administrative expenses decreased 5%, and were down as a percentage of sales, to 20.6% from 24.1% in the first nine months of 2003, reflecting cost reduction efforts and lower Functional Excellence expenses. Functional Excellence expenses were $40 million for the first nine months of 2004 versus $103 million for the same period in 2003.

Profit from operations was $1.86 billion in the first nine months of 2004 representing 25.2% of net sales, compared with $1.49 billion in the comparable period of 2003, or 22.5% of net sales. The 25% profit increase was driven by favorable mix to higher-margin premium products, manufacturing productivity and overhead cost-saving programs, partially offset by higher advertising expenses.

Within nonoperating charges/income, net interest expense amounted to $27 million in the first nine months of 2004, as compared to $35 million in 2003, reflecting lower average long-term debt levels. Net foreign transactional exchange impact in the first nine months of 2004 and 2003 was $20 million (expense) and $2 million (income), respectively. The 2004 result was mainly driven by the reclassification of a non-cash loss to the Consolidated Statement of Income from the accumulated other comprehensive loss section of the Consolidated Balance Sheet related to the liquidation of certain international subsidiaries.

The effective income tax rate was 29% for the nine months ended September 30, 2004, compared with 30% for the same period of 2003. The reduction in the 2004 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. The effective income tax rate is expected to remain in line with the current level for the remainder of 2004.

Net income was $1.28 billion in the first nine months of 2004 representing 17.3% of net sales, compared with $1.02 billion in the first nine months of 2003 which represented 15.3% of net sales, or an increase of 26%. Net income per common share, diluted, was $1.26, compared with $0.99 in the first nine months of 2003, representing growth of 27%. The 2004 percentage growth in net income per common share, diluted, which outpaced the percentage growth in net income, was favorably impacted by share repurchase program activity.

                                     PAGE 17
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Operating Segments
------------------

Third Quarter 2004 versus 2003
------------------------------

The following table summarizes the key operating metrics for the third quarter of 2004 versus the third quarter of 2003 for each of the Company's five operating segments.

                                       Blades &                  Oral               Personal    Corporate/     Total
Three Months Ended September 30,        Razors      Duracell     Care      Braun      Care        Other      Company
---------------------------------------------------------------------------------------------------------------------
(millions, except percentages)
Net Sales:
     Net sales, 2004                    $1,108        $592       $418      $320       $253       $  -         $2,691
     Net sales, 2003                     1,034         514        328       293        236          -          2,405
     % Incr/(Decr) vs. 2003                  7          15         27         9          7                        12
          Impact of exchange                 4           3          5         6          5                         4
          Impact of volume/mix               1          11         24         6          4                         8
          Impact of pricing                  2           1         (2)       (3)        (2)                        -

Profit from operations (PFO)
     PFO, 2004                          $  434        $161       $ 62      $ 22       $ 34       $(24)        $  689
     PFO, 2003                             413         106         64        22         26        (27)           604
     % Incr/(Decr) vs. 2003                  5          52         (3)        -         31                        14
     PFO as % of net sales, 2004          39.2        27.1       14.7       6.8       13.3                      25.6
     PFO as % of net sales, 2003          40.0        20.6       19.3       7.3       11.1                      25.1

Blades and Razors
-----------------
Net sales of $1.11 billion in the third quarter of 2004 were 7% higher than the comparable period of 2003, including a 4% favorable foreign exchange impact. Net sales growth was driven by new premium offerings including M3Power in the UK, Germany and Japan during the quarter and trade-up to premium products in the AMEE and Latin America markets. Sales in North America were lower than last year due primarily to the timing of product launches in 2004 and the unmatched introduction of MACH3Turbo Champion in the third quarter, 2003.

Profit from operations of $434 million was up 5% from the third quarter of 2003, and profit margin decreased from 40.0% to 39.2%. Profit from operations is impacted by higher sales from new products, price increases and lower overhead costs, which were partially offset by a double-digit percentage increase in advertising and costs associated with the manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia.

Duracell
--------
Duracell net sales of $592 million increased 15% versus the third quarter of 2003, including a 3% favorable foreign exchange impact. Net sales gains were driven by increased sales due to hurricane activity in North America, the acquisition of the Nanfu battery business in August 2003, and strong market growth in the AMEE region.

The Company's dollar market share in North America was slightly lower in the third quarter of 2004 as compared to the prior quarter due to heightened promotional activity by the competition in the alkaline segment and aggressive promotional activity and increased distribution behind the low price, low performance zinc carbon segment.

In the third quarter of 2004, profit from operations of $161 million increased 52%, and profit margin grew by 6.5 percentage points, compared with the third quarter of 2003. This increase was due to higher sales and significant benefits from cost-savings and overhead reduction programs, partially offset by higher brand-building advertising expenses.

                                     PAGE 18
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Oral Care
---------
Oral Care net sales in the third quarter of 2004 of $418 million were 27% higher than the third quarter of 2003, of which 5% represented favorable foreign exchange. Sales increased in line with the Company's strategy to grow net sales in the core brushing category as well as in related categories. Unprecedented new product activity included two new premium power toothbrushes and a new entry into the manual toothbrush category all contributing significantly to net sales growth in the quarter. Acquisitions added 4% to net sales for the period.

In the third quarter of 2004, profit from operations of $62 million was slightly below 2003. The decrease in profit from operations was driven primarily by a double-digit percentage increase in advertising, and expenses primarily related to the redesign and rework of two entry-level power toothbrushes.

Braun
-----
Braun net sales of $320 million in the third quarter of 2004 increased 9% over the third quarter of 2003. Favorable foreign exchange accounted for 6% of the growth. Sales growth was driven by strong performance in female epilators in AMEE, household appliance gains in Russia and Turkey, male shaver growth in China, the first shipments of the top-of-the-line Activator in the U.S. and the new youth CruZer shaver in the UK, offset partially by male shaver category softness in North America and Europe.

Profit from operations in the third quarter of 2004 was flat versus the third quarter of 2003 as the higher sales and lower overhead costs offset the currency related increases in European-based manufacturing costs and increased advertising expenses.

Personal Care
-------------
In the third quarter of 2004, Personal Care net sales increased 7% versus the third quarter of 2003, with foreign exchange contributing 5% of the growth. Sales growth was paced by double-digit percentage gains in Europe and AMEE, driven by strong trade-up from foam shave preparations to premium gel-based shave preparations.

Profit from operations increased to $34 million in the third quarter of 2004 as compared to $26 million in the third quarter of 2003. Profit improvement came from growth in new products, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising.

                                     PAGE 19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 2004 versus 2003
------------------------------------------------
The following table summarizes the key operating metrics for the nine months ended September 30, 2004 versus 2003 for each of the Company's five operating segments.

                                       Blades &                  Oral               Personal     Corporate/       Total
Nine Months Ended September 30,         Razors      Duracell     Care      Braun      Care          Other        Company
----------------------------------------------------------------------------------------------------------------------------
(millions, except percentages)
Net Sales:
     Net sales, 2004                        $3,243      $1,462    $1,091      $874        $699       $  -        $7,369
     Net sales, 2003                         2,930       1,330       939       792         639          -         6,630
     % Incr/(Decr) vs. 2003                     11          10        16        10           9                       11
          Impact of exchange                     5           4         5         6           4                        5
          Impact of volume/mix                   4           6        13         6           7                        6
          Impact of pricing                      2           -        (2)       (2)         (2)                       -

Profit from operations (PFO)
     PFO, 2004                              $1,271      $  324      $185      $ 66         $71       $(62)       $1,855
     PFO, 2003                               1,121         199       166        43          50        (90)        1,489
     % Incr/(Decr) vs. 2003                     13          63        11        53          42                       25
     PFO as % of net sales, 2004              39.2        22.2      17.0       7.6        10.1                     25.2
     PFO as % of net sales, 2003              38.3        15.0      17.6       5.4         7.9                     22.5

Blades and Razors
-----------------
Net sales of $3.24 billion in the nine months ended September 30, 2004 were 11% higher than in the comparable period of 2003, including a 5% favorable foreign exchange impact. Volume/mix and pricing were favorable by 4% and 2%, respectively. Sales growth was driven by successful new product introductions such as M3Power, Venus Divine and Sensor3 System, and ongoing trade-up to premium products such as Mach3Turbo, and price increases.

Profit from operations of $1.27 billion was up 13% from the first nine months of 2003, and profit margin increased 0.9 percentage points to 39.2%. The impact of higher sales, favorable product mix and higher prices was offset partially by an increase in advertising spending and costs associated with the European manufacturing realignment.

Duracell
--------
Duracell net sales of $1.46 billion increased 10% versus the first nine months of 2003, including a 4% favorable foreign exchange impact. Net sales gains were driven by increased hurricane activity in North America and the addition of the Nanfu battery business in China.

In the first nine months of 2004, profit from operations of $324 million increased 63%, and profit margin grew by 7.2 percentage points, compared with the first nine months of 2003. This increase was due to higher sales and significant benefits from cost-savings and overhead reduction programs, partially offset by higher advertising expenses.

Oral Care
---------
Oral Care net sales in the nine month period ended September 30, 2004 of $1.09 billion were 16% higher than the comparable period of 2003, with favorable foreign exchange contributing 5%. Net sales gains were driven by new products, the acquisition of Rembrandt and Zooth, Inc. and strength in most regions behind manual toothbrushes.

In the first nine months of 2004, profit from operations of $185 million increased 11%. The increase in profits was driven by higher sales from new products and improved product mix and partially offset by a double-digit percentage increase in advertising and other launch related expenses.

                                     PAGE 20
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Braun
-----
Braun net sales of $874 million in the nine months ended September 30, 2004 increased 10% versus the comparable period of 2003, with favorable foreign exchange representing 6% of the increase. Growth was driven by strong performance in the AMEE region, particularly in Russia and Turkey, partially offset by comparisons with the unmatched 2003 SARS-related spike in demand for Thermoscan products in both Asia and North America.

Profit from operations in the first nine months of 2004 of $66 million compared with $43 million in the first nine months of 2003. Profit improvement was driven by the higher sales, a favorable mix towards higher margin products, particularly male shavers and female epilators, tempered by currency-related increases in European-based manufacturing costs.

Personal Care
-------------
In the nine months ended September 30, 2004, Personal Care net sales increased 9% versus the first nine months of 2003, with foreign exchange contributing 4% of the growth. Net sales grew due to strong demand for new products and trade-up in shave preparations, particularly in Europe and North America. Net sales growth was also driven by new products, including Gillette Complete Skincare in North America, and the new side-activated Right Guard Cool Spray in the United Kingdom.

Profit from operations increased to $71 million for the nine months ended September 30, 2004 as compared with $50 million in the comparable period of 2003. Profit improvement came from growth in new products, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising.

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

                                                                     2004               2003
                                                              ---------------------------------------
                                                              Free      GAAP      Free     GAAP
                                                              Cash      Cash      Cash     Cash
Nine Months Ended September 30                                Flow      Flow      Flow     Flow
-----------------------------------------------------------------------------------------------------
(millions)
Net income                                                               $1,277             $1,017
Depreciation and amortization                                               448                430
Deferred income taxes and other                                              63                 73
(Increase) / Decrease in accounts receivable                                (97)                 5
Increase in inventories                                                    (369)              (179)
Net change in other sssets and liabilities                                  309                356
                                                               ------    ------    ------   ------
Net cash provided by operating activities                      $1,631    $1,631    $1,702   $1,702
  Additions to property, plant and equipment (A)                 (379)               (218)
  Disposals of property, plant and equipment (B)                   44                  28
                                                               ------              ------
Free cash flow                                                 $1,296              $1,512
                                                               ------              ------

Net cash used in investing activities (C*)                                $(450)           $  (348)
Net cash used in financing activities                                      (969)            (1,315)
Effect of exchange rate changes on cash                                      (2)                 5
                                                                         ------            -------
Increase in cash and cash equivalents                                     $ 210            $    44
                                                                         ------            -------

*C is the sum of A, B and $(115) million and $(158) million in other investing activities, including acquisitions net of cash acquired, in the nine months ended September 30, 2004 and 2003, respectively.

Free cash flow for the nine months ended September 30, 2004, was $1.30 billion, representing 18% of net sales, as compared with $1.51 billion in the nine months ended September 30, 2003. The impacts of higher net income were offset by higher accounts receivables, higher inventories and additions to property, plant and equipment. Inventory levels reflect the support of new product activity for Braun and Oral Care and the planned build up of safety stock related to the blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. Capital expenditures in 2004 are primarily for future new product programs and the realignment of our Blades and Razors manufacturing and distribution in Europe and Russia.

                                     PAGE 22
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net cash used in investing activities for the first nine months of 2004 increased as compared with the prior year, primarily due to the funding of two acquisitions, the Rembrandt brand of at-home and professional teeth-whitening products and Zooth, Inc., a leader in licensed manual and power children's toothbrushes, totaling $117 million and higher capital expenditures. In addition to funding the acquisitions, the Company used its free cash flow to finance the repurchase of 19.3 million shares of Company stock for $775 million and to pay dividends of $490 million. In February 2004, the Company received $103 million upon settlement of a currency swap that hedged a maturing Euro-denominated bond. Net cash used in financing activities for the first nine months of 2004 was below last year mainly due to lower share repurchases.

Debt
----
Total debt increased by $20 million during the nine months ended September 30, 2004, to $3.33 billion at September 30, 2004 from $3.31 billion at December 31, 2003. This increase was principally due to an increase in short-term loans payable of $94 million, partially offset by a net decrease in long-term debt of $74 million. Cash and cash equivalents increased by $210 million for the same period. Cash equivalents are invested in highly liquid deposits and marketable securities of institutions with high credit quality.

The Company's investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. The Company has the ability to issue up to $1.62 billion in commercial paper in the U.S. and Euro markets. The Company's commercial paper program is supported by its revolving credit facility and other sources of liquidity, primarily the Company's cash flow from operations. At September 30, 2004, there was $121 million outstanding under the Company's commercial paper program, compared with $55 million at December 31, 2003. On October 12, 2004, the Company entered into a 364-day basis revolving bank credit facility in the amount of $930 million, expiring October 2005. Liquidity is enhanced through a provision in the 364-day facility that gives the Company the option to enter into a one-year term loan in an amount up to $930 million. On October 14, 2003, the Company entered into a revolving bank credit facility in which $288 million is available for five years, expiring October 2008. The Company believes it has sufficient alternative sources of funding available to replace its commercial paper program, if necessary.

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

During the nine-months ended September 30, 2004, $346 million was issued in public offerings under these shelf registration statements, consisting of $300 million 3.80% notes, due September 2009, and $46 million in floating rate notes, due April 2043. The $46 million floating rate notes are redeemable at the option of the holder at various prices on a yearly basis from April 2005 to April 2014 and each third anniversary thereafter to maturity. The floating rate notes are also redeemable at the Company's option at various prices from April 2033 to maturity.

At September 30, 2004, $1.88 billion, at face value, was issued under these shelf registrations, and a total of $918 million was available for future debt issuance. All proceeds from these issuances were used to reduce commercial paper borrowings.

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

Based on the Company's overall evaluation of its market risk exposures from all of its financial instruments at September 30, 2004, a near-term change in market rates would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.


FUNCTIONAL EXCELLENCE AND 2003 MANUFACTURING REALIGNMENT PROGRAM

Functional Excellence
---------------------
In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. During the three and nine month periods ended September 30, 2004 and 2003, the Company recorded the following expenses related to this initiative:

                                                 Three Months Ended         Nine Months Ended
                                                     September 30              September 30
                                                 -------------------       -------------------
(millions)                                        2004          2003        2004          2003
----------                                       -----          ----       -----          ----
Functional Excellence expense recorded in:
Cost of goods sold                                $10           $ 2         $14          $ 15
Selling, general and administrative expense        11            15          26            88
                                                  ---           ---         ---           ---
Total functional excellence expense               $21           $17         $40          $103
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

During the three and nine months ended September 30, 2004, the Company recorded charges of $8 million and $24 million, respectively, to cost of goods sold for this program, related mainly to accelerated depreciation of certain assets, severance accruals and costs related to the relocation of equipment between impacted locations.

                                     PAGE 24
                       DISCLOSURE CONTROLS AND PROCEDURES


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

                                     PAGE 25
                           PART II. OTHER INFORMATION


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
                                                           Total Number
                                                             of Shares          Maximum Number
                                                         Purchased as Part        of Shares
                         Total Number       Average        of Publicly         that May Yet Be
                           of Shares       Price Paid    Announced Plans     Purchased Under the
Period                     Purchased (3)   per Share      or Programs(1)      Plans or Programs
------                   -----------       ----------   -----------------    -------------------
07/01/04 - 07/31/04         675,000         $39.01            675,000             41,325,000
08/01/04 - 08/31/04       8,305,918         $40.60          8,298,600             33,026,400
09/01/04 - 09/30/04       1,328,424         $42.65          1,326,400             31,700,000
  Total Third Quarter    10,309,342 (2)     $40.76         10,300,000             31,700,000

(1) The share repurchase program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for this program.

(2)  Includes  9,342  shares  which  were   repurchased  by  the  Company  under
     equity-based programs.

(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

                                     PAGE 26
                           PART II. OTHER INFORMATION

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

                                     PAGE 27
                           PART II. OTHER INFORMATION


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

                                     PAGE 28
                           PART II. OTHER INFORMATION


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

                                     PAGE 29
                           PART II. OTHER INFORMATION


Item 6 Exhibits.

The following exhibits are included herewith:

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

                                     PAGE 30
                                    SIGNATURE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE GILLETTE COMPANY
(Registrant)




/s/ Joseph J. Schena
--------------------------------
Joseph J. Schena
Vice President, Controller
and Principal Accounting Officer

October 28, 2004

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