Form 10-K
period 2004-12-31
GILLETTE CO
filed 2005-03-14
CIK 41499

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
W A S H I N G T O N ,   D . C .   2 0 5 4 9

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-922

The Gillette Company
(Exact name of registrant as specified in its charter)

Incorporated in Delaware	04-1366970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prudential Tower Building, Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	617-421-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1.00 par value	Name of each exchange on which registered New York Stock Exchange Boston Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

The aggregate market value of Gillette Common Stock held by non-affiliates as of June 30, 2004, (the last day of our most recently completed second quarter) was approximately $42,397,000,000.*

The number of shares of Gillette Common Stock outstanding as of January 31, 2005, was 991,326,243.

D O C U M E N T S   I N C O R P O R A T E D   B Y   R E F E R E N C E

Certain portions of the following documents have been incorporated by reference into this Form 10-K as indicated:

Documents		10-K Parts
1.	The Gillette Company 2004 Annual Report to Shareholders (the “2004 Annual Report”)	Parts I and II
2.	The Gillette Company 2005 Proxy Statement (the “2005 Proxy Statement”)	Part III

*	For purposes of this calculation only, Gillette Common Stock held by Executive Officers or Directors of the Company has been treated as owned by affiliates.

Part I

I T E M   1 .   D E S C R I P T I O N   O F   B U S I N E S S

General Development of Business

Founded in 1901, we are a Delaware corporation with our registered office in Wilmington, Delaware. As of December 31, 2004, we had manufacturing operations at 31 facilities in 14 countries. Our products are sold in over 200 countries and territories.

We manufacture and sell a wide variety of consumer products throughout the world. We have five business segments: Blades and Razors, Duracell, Oral Care, Braun, and Personal Care.

Agreement and Plan of Merger

On January 27, 2005, we entered into an Agreement and Plan of Merger (the “Merger”) with The Procter & Gamble Company (“P&G”), an Ohio corporation, and Aquarium Acquisition Corp., a wholly owned subsidiary of P&G. Each share of our common stock will be converted into the right to receive 0.975 shares of the P&G common stock. The consummation of the merger is subject to customary conditions. See Note 15, Subsequent Events, on pages 71–73 in our Notes to Consolidated Financial Statements, for a more complete description of the Merger and related agreements.

Blades and Razors

We are the world leader in blades and razors. We sell male shaving systems under such brands as M3Power, Mach3Turbo, Mach3, Sensor3, SensorExcel, Sensor, Atra, and Trac II, and disposable razors under the Sensor3, Custom Plus, and Good News brands. In February 2005, we introduced the M3 Power Nitro shaving system for men, which is scheduled to be available to consumers in North America in the spring 2005. Our female shaving systems are sold under the Gillette for Women Venus and Venus Divine, SensorExcel for Women, and Sensor for Women brands, and our disposable razors are sold under the Agility and Daisy brands. In December 2004, we introduced the Venus Vibrance shaving system for women and Venus disposable razors, both of which are scheduled to be available to consumers in North America in the spring 2005. We also introduced Venus Divine disposable razors in December 2004, scheduled to be available to consumers in select European markets in the spring 2005.

Duracell

We are the world leader in alkaline batteries for consumers. Our products include Duracell CopperTop and Duracell Ultra alkaline batteries and Duracell primary lithium, zinc air, and rechargeable nickel-metal hydride batteries.

Oral Care

We are the world leader in manual and power toothbrushes. In the second quarter of 2004, we acquired the Rembrandt brand of at-home and professional tooth-whitening products and also Zooth, Inc., a leader in licensed manual and power toothbrushes for children. In February 2005, we introduced Oral-B Pulsar, a pulsating adult manual toothbrush, which is scheduled to be available to consumers in North America in July 2005.

Braun

We sell electric shavers under the Braun brand and hair epilators under the Braun Silk-Epil brand. These products include the number one foil electric shaver for men and the number one hair epilator for women. We also sell small household and personal diagnostic appliances under the Braun brand.

Personal Care

We sell shaving preparations, skin care products, and antiperspirants/deodorants under brands such as Gillette Complete Skincare, Gillette Series, Foamy, Satin Care, Right Guard, Soft & Dri, and Dry Idea.

Business Segments

“Operating Segments and Related Information,” which contains information on net sales, profit from operations, identifiable assets, capital expenditures, and depreciation for each of the last three years, is incorporated by reference from pages 70 and 71 of the 2004 Annual Report.

Distribution

In major geographic markets, our products are sold directly to retailers and to wholesalers for resale through retail stores. Oral Care products and Braun personal diagnostic appliances are also sold to health care professionals. In some small geographic markets, our products are distributed by local distributors and through sales agents. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 13% of net sales in 2004, 2003, and 2002. These sales were made primarily in the United States and were across all product segments.

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

Trademarks

In general, our principal trademarks have been registered in the United States and throughout the world where our products are sold. Our products are marketed outside the United States under various trademarks, many of which are the same as those used in the United States. The trademark “Gillette” is of principal importance to us. In addition, a number of other trademarks owned by us and our subsidiaries have significant importance within their industries. Our rights in these trademarks endure for as long as they are used or registered.

Competition

All of our markets are highly competitive. Some of our competitors are larger and have greater resources than we do. The Blades and Razors segment is highly competitive in terms of new technology, product performance, price, marketing, advertising, and promotion. Our major competitors worldwide in blades and razors include Energizer Holdings, Inc., with its Schick product line, and, in certain countries, its Wilkinson Sword product line, and Societe Bic S.A. The Duracell segment is highly competitive in terms of price, marketing, advertising, and promotion. Competition in the Oral Care segment is focused on product performance, price, and professional endorsement. Competition in the electric shaver and epilator product lines is based primarily on product performance, innovation, and price. The Personal Care segment is highly competitive in terms of price, product performance, marketing, and advertising, with frequent introductions of new brands and marketing concepts and with product life cycles typically shorter than in our other businesses.

Employees

At year-end, we employed approximately 28,700 persons, over 75% of them outside the United States.

Research and Development

Our research and development efforts are significant to our product innovation, particularly in Blades and Razors. In 2004, research and development expenditures were $209 million, compared with $201 million in 2003 and $181 million in 2002.

Raw Materials

The raw materials we use to manufacture our products are purchased from a number of suppliers, and substantially all such materials are readily available.

Operations by Geographic Area

“Operating Segments and Related Information,” which contains information on net sales and net property, plant and equipment by geographic area for each of the last three years, is incorporated by reference from pages 70 and 71 of the 2004 Annual Report.

Availability of Reports and Other Information

Our web site is www.gillette.com. On this web site, the public can access free of charge our annual, quarterly, and current reports, changes in the stock ownership of our Directors and Executive Officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing date.

In addition, under the section entitled, “Corporate Governance,” we post the latest versions of our Certificate of Incorporation, Bylaws, Corporate Governance Principles, Committee Charters, Committee Assignments, Code of Conduct, and Code of Ethics for Financial Managers and the Chief Executive Officer, including any waivers from or amendments to the Code of Ethics. We also post the procedure for contacting our Board of Directors.

The Corporate Governance Principles, Committee Charters, Code of Conduct, and Code of Ethics are each available in print, free of charge, to any shareholder upon request by writing to the Office of the Secretary, The Gillette Company, Prudential Tower Building, Boston, Massachusetts 02199.

I T E M   2 .   D E S C R I P T I O N   O F   P R O P E R T Y

We own and lease manufacturing facilities and other real estate in the United States and a number of foreign countries. Our executive offices are located in the Prudential Tower Building, Boston, Massachusetts, where we hold a long-term lease. The following table sets forth our principal facilities, defined as those measuring 250,000 square feet or more.

Business Segment	Location	Owned/Leased

Blades & Razors	Boston, MA (US)	Owned
	Isleworth, UK	Owned
	Berlin, Germany	Owned
	Naucalli, Mexico	Owned
	Manaus, Brazil	Owned
Duracell	Nanping, China	Owned/Leased
	Aarschot, Belgium	Owned
	Dong Guan, China	Owned/Leased
	Lancaster, SC (US)	Owned
	LaGrange, GA (US)	Owned
	Bethel, CT (US)	Owned
Oral Care	Iowa City, IA (US)	Owned
Braun	Kronberg, Germany	Owned
	Barcelona, Spain	Owned/Leased
	Walldürn, Germany	Owned
	Marktheidenfeld, Germany	Owned
Personal Care	Andover, MA (US)	Owned
	Reading, UK	Owned
Multisegment Distribution	Romeoville, IL (US)	Leased
Centers	Ontario, CA (US)	Leased
	Hemel Hempstead, UK*	Leased
	Devens, MA (US)*	Leased
	Altfeld, Germany	Owned

* Packaging center that also serves as warehouse/distribution facility.

The above facilities are in good repair, adequately meet our needs, and operate at reasonable levels of capacity.

I T E M   3 .   L E G A L   P R O C E E D I N G S

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

I T E M 4 .	S U B M I S S I O N O F M A T T E R S T O A V O T E O F S H A R E H O L D E R S

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

E X E C U T I V E   O F F I C E R S   O F   R E G I S T R A N T

Information relating to our Executive Officers is set out below.

Name and Current Position	Five-Year Business History	Age

James M. Kilts Chairman of the Board, President and Chief Executive Officer	Chairman, Chief Executive Officer and President since January 2001, February 2001 and November 2003, respectively; President and Chief Executive Officer, Nabisco Group Holdings Corp., December 1999 – December 2000	57

Edward F. DeGraan Vice Chairman of the Board	Vice Chairman of the Board since November 2003; President and Chief Operating Officer, July 2000 – November 2003; Acting Chief Executive Officer, October 2000 – February 2001; Executive Vice President, Global Business Management, January 2000 – July 2000	61

Michael T. Cowhig Senior Vice President	President, Global Technical and Manufacturing, since January 2004; Senior Vice President, Global Manufacturing and Technical Operations, September 2002 – December 2003; Senior Vice President, Global Supply Chain and Business Development, January 2000 – August 2002	58

Charles W. Cramb Senior Vice President and Chief Financial Officer	Senior Vice President, Finance, and Chief Financial Officer since December 1999	58

Edward E. Guillet Senior Vice President	Senior Vice President, Human Resources, since July 2001; Vice President, Corporate Human Resources, July 1997 – June 2001	53

Peter Klein Senior Vice President	Senior Vice President, Strategy, Business Development, and Global Marketing Resources, since May 2004; Senior Vice President, Strategy and Business Development, March 2001 – April 2004; Executive Vice President, Strategy, Business Development, Marketing Services, and e-Business, Nabisco Holdings Corp. and Nabisco, Inc., April 1998 – December 2000	58

Kathy S. Lane Senior Vice President and Chief Information Officer	Senior Vice President, Gillette Information Technology, and Chief Information Officer since March 2002; General Manager, eBusiness & IT, General Electric Oil & Gas, December 2000 – March 2002; Senior Vice President and Chief Information Officer, Vendor Financial Services, General Electric Company, February 1999 – December 2000	47

John F. Manfredi Senior Vice President	Senior Vice President, Corporate Affairs, since March 2001; Executive Vice President, Corporate Affairs, Nabisco Holdings Corp. and Nabisco, Inc., April 1995 – December 2000	64

Name and Current Position	Five-Year Business History	Age

Edward D. Shirley Senior Vice President	President, Commercial Operations International, since April 2004; Senior Vice President, Global Value Chain and Global Marketing Resources, May 2002 – April 2004; President, Commercial Operations Europe, January 2000 – April 2002	48

Richard K. Willard Senior Vice President and General Counsel	Senior Vice President and General Counsel since November 1999	56

Joseph J. Schena Vice President, Controller, and Principal Accounting Officer	Vice President, Controller, and Principal Accounting Officer since May 2004; Vice President, Financial Operations, May 2002 – May 2004; Vice President, Strategic and Business Planning, March 2001 – May 2002; Corporate Vice President, Strategy and Planning, Nabisco Foods, September 1999 – December 2000	46

A. Bruce Cleverly Vice President	President, Global Business Management – Oral Care, since February 2001; Senior Vice President, Global Business Management – Duracell, January 1999 – January 2001	59

Joseph F. Dooley Vice President	President, Commercial Operations North America, since July 2000; Senior Vice President and General Manager – Commercial Operations North America, March 1999 – June 2000	51

Peter K. Hoffman Vice President	President, Global Business Management – Blades and Razors, since January 2000	56

Mark M. Leckie Vice President	Group President, Global Business Management – Duracell and Braun, since April 2004; President, Global Business Management – Duracell, April 2001 – March 2004; President and Chief Executive Officer, Heinz Canada, H.J. Heinz Company, October 2000 – April 2001	51

Mary Ann Pesce Vice President	President, Global Business Management – Personal Care, since June 2004; Vice President, New Products and Technologies, Global Blades and Razors, August 2000 – May 2004	49

Joseph Scalzo Vice President	Group President, Global Business Management – Personal Care, and Global Value Chain, since June 2004; President, Global Business Management – Personal Care October 2001 – May 2004; Vice President, Worldwide Core Brand Development, The Coca-Cola Company, February 2000 – September 2001	46

The Executive Officers hold office until the first meeting of the Board of Directors following the Annual Meeting of Shareholders and until their successors are elected or appointed and qualified, unless a shorter period shall have been specified by the terms of their election or appointment, or until their earlier resignation, removal, or death.

Part II

I T E M 5 .	M A R K E T F O R T H E R E G I S T R A N T ’S C O M M O N S T O C K , R E L A T E D S H A R E H O L D E R M A T T E R S , A N D I S S U E R P U R C H A S E S O F E Q U I T Y S E C U R I T I E S

The information required by this item with respect to our common stock appears in the 2004 Annual Report incorporated by reference from the inside back cover under the caption, “Common Stock,” and at page 74 of the 2004 Annual Report under the caption, “Quarterly Financial Information,” and is incorporated herein by reference. As of January 31, 2005, there were 40,466 Gillette stockholders of record.

The Company had two share repurchase programs in place that, in total, authorized the purchase of up to 200 million shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. During 2004, the Company repurchased 24.8 million shares for $1.02 billion. There are no shares remaining to be purchased under the first program. The Company has 26.2 million shares remaining under the second program.

A summary of the repurchase activity for the Company’s fourth quarter follows.

I S S U E R   P U R C H A S E S   O F   E Q U I T Y   S E C U R I T I E S

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31	110,000		$41.57	110,000	31,590,000
November 1 – November 30	2,043,470	(2)	$42.69	2,041,000	29,549,000
December 1 – December 31	3,349,000		$44.90	3,349,000	26,200,000
Total Fourth Quarter	5,502,470	(3)	$44.01	5,500,000	26,200,000

(1)	The Company’s active share repurchase program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company’s common stock. There is no expiration date specified for the program.

(2)Includes 2,470 shares, which were repurchased by the Company under equity-based programs.

(3)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

I T E M   6 .   S E L E C T E D   F I N A N C I A L   D A T A

The information required by this item is incorporated by reference from page 75 of the 2004 Annual Report under the caption, “Historical Financial Summary.”

I T E M 7 .	M A N A G E M E N T ’S D I S C U S S I O N A N D A N A L Y S I S O F F I N A N C I A L C O N D I T I O N A N D R E S U L T S O F O P E R A T I O N S

The information required by this item is incorporated by reference from pages 25 through 39 of the 2004 Annual Report under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

C A U T I O N A R Y   S T A T E M E N T

Certain statements that we may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, acquisitions and divestitures, financial performance, our strategy for growth, product development and new product launches, market position, and expenditures.

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

Other factors that could cause actual results to differ materially from those expressed in any forward-looking statement include the following, some of which are described in greater detail below:

–	merger, acquisition, divestiture, and collaborative activities by us, our competitors, or customers;

–	the pattern of our sales, including variations in sales volume within periods;

–	consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;

–	the mix of products sold;

–	our ability to control and reduce our internal costs and the cost of raw materials;

–	competitive factors, including prices, promotional incentives, and trade terms for our products, and our response, as well as that of our customers and competitors, to changes in these factors;

–	product introductions and innovations by us and our competitors;

–	technological advances by us and our competitors;

–	new patents granted to us and our competitors;

–	changes in foreign exchange rates in one or more of our geographic markets;

–	changes in laws and regulations, including trade regulations, accounting standards and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;

–	changes in accounting policies;

–	failure to maintain effective internal controls; and

–	the impact of general political and economic conditions or hostilities in the United States and in other parts of the world.

E F F E C T S   O F   M E R G E R

The proposed merger between The Gillette Company and The Procter & Gamble Company, described in the Subsequent Events caption at pages 71–73 of the 2004 Annual Report and incorporated by reference, if completed, will have material effects on the forward-looking statements contained in this report. Investors are advised that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of the Company’s business are discussed as a combined business in the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (“SEC”). INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE JOINT PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE REGISTRATION STATEMENT, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

C O M P E T I T I V E   E N V I R O N M E N T

We experience intense competition for sales of our products in most markets. Our products compete with widely advertised, well-known, branded products, as well as with private label products, which typically are sold at lower prices. In most of our markets, we have major competitors, some of which are larger and more diversified than we are. In March 2003, Energizer Holdings, Inc. acquired the Schick blade and razor business and, in certain countries, the Wilkinson Sword blade and razor business. We have experienced increased competition in our Blades and Razors segment as a result of this change in business ownership. Aggressive competition within our markets to preserve, gain, or regain market share can affect our results in any given period.

C H A N G E S   I N   T E C H N O L O G Y   A N D   N E W   P R O D U C T   I N T R O D U C T I O N S

In most product categories in which we compete, there are continuous technological changes and frequent introductions of new products and line extensions. Our ability to introduce new products and/or extend lines of established products successfully will depend on, among other things, our ability to identify changing consumer tastes and needs, develop new technologies, differentiate our products, and gain market acceptance of new products. We cannot be certain that we will achieve these goals.

I N T E L L E C T U A L   P R O P E R T Y

We rely upon patent, copyright, trademark, and trade secret laws in the United States and in other countries to establish and maintain our proprietary rights in technology, products, and brands. Our intellectual property rights, however, could be challenged, invalidated, or circumvented. We do not believe that our products infringe the intellectual property rights of others, but any such claims, if they were successful, could result in material liabilities or loss of business.

C O S T - S A V I N G S   S T R A T E G Y

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

S A L E S   A N D   O P E R A T I O N S   O U T S I D E   O F
T H E   U N I T E D   S T A T E S

Sales outside of the United States represent a substantial portion of our business. In addition, we have a number of manufacturing facilities and suppliers located outside of the United States. Accordingly, the following factors could adversely affect operating results in any reporting period:

–	changes in political or economic conditions;

–	trade protection measures;

–	import or export licensing requirements;

–	changes in the mix of earnings taxed at varying rates;

–	changes in regulatory requirements or tax laws; and

–	longer payment cycles in certain countries.

We are also exposed to foreign currency exchange rate risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks (through foreign currency forward, swap, and option contracts and non-U.S. dollar denominated financings) and we are partially hedged through our foreign manufacturing operations, we are not fully protected against foreign currency fluctuations and our reported earnings will be affected by changes in foreign exchange rates.

R E T A I L   E N V I R O N M E N T

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

E F F E C T   O F   T E R R O R I S M ,   M I L I T A R Y   A C T I O N   A N D   W A R

Terrorism, military hostilities and attendant political activity have created an atmosphere of economic uncertainty throughout the world. A disruption in our supply chain, an increase in import or export costs, and/or other macroeconomic events, could adversely affect operating results in any reporting period.

I T E M 7 A .	D I S C L O S U R E S C O N C E R N I N G M A R K E T R I S K S E N S I T I V E I N S T R U M E N T S

The information required by this item is incorporated by reference from page 35 of the 2004 Annual Report under the caption, “Market Risk.”

I T E M 8 .	F I N A N C I A L S T A T E M E N T S A N D S U P P L E M E N T A R Y D A T A

The following Financial Statements and Supplementary Data for The Gillette Company and Subsidiary Companies appear in the 2004 Annual Report at the pages indicated below and are incorporated by reference.

(1)	Management Report on Internal Control Over Financial Reporting	Page 40
(2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	Page 41
(3)	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Page 42
(4)	Consolidated Statement of Income for the Years Ended December 31, 2004, 2003, and 2002	Page 43
(5)	Consolidated Balance Sheet at December 31, 2004 and 2003	Page 44
(6)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002	Page 45
(7)	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002	Page 46
(8)	Notes to Consolidated Financial Statements	Pages 47 through 74
(9)	Computation of Per Share Earnings	Pages 43, 50, 74, 75
(10)	Quarterly Financial Information	Page 74

I T E M 9 .	C H A N G E S I N A N D D I S A G R E E M E N T S W I T H A C C O U N T A N T S O N A C C O U N T I N G A N D F I N A N C I A L D I S C L O S U R E

None.

I T E M   9 A .   C O N T R O L S   A N D   P R O C E D U R E S

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

The management reports on internal control over financial reporting and the attestation report of the independent registered public accounting firm required by this item are each incorporated by reference from pages 40 and 41, respectively, of the 2004 Annual Report.

During the Company’s fourth quarter, there were no significant changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

I T E M   9 B .   O T H E R   I N F O R M A T I O N

None.

Part III

I T E M   1 0 .   D I R E C T O R S   A N D   E X E C U T I V E   O F F I C E R S

The information required by this item with respect to our Directors is incorporated by reference from the 2005 Proxy Statement under the captions, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required for our Executive Officers appears at the end of Part I of this report at pages 5 and 6.

We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members is incorporated by reference from the 2005 Proxy Statement under the captions, “Committees and Meetings” and “Audit Committee Report.”

We have adopted a Code of Ethics for Financial Managers and the Chief Executive Officer. The information relating to the availability of our Code of Ethics appears on page 3 of this report under the caption, “Availability of Reports and Other Information.”

The information required by this item with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference from the 2005 Proxy Statement under the captions, “Identifying and Evaluating Nominees for Director” and “Director Nominations and Other Business for Presentation at the 2006 Annual Meeting.”

I T E M   1 1 .   E X E C U T I V E   C O M P E N S A T I O N

The information required by this item appears in the 2005 Proxy Statement under the captions, “Non-Employee Director Compensation and Stock Ownership,” “Executive Compensation,” “Compensation and Human Resources Committee Report,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” and “Gillette Comparative Five-Year Investment Performance,” and is incorporated by reference.

I T E M 1 2 .	S E C U R I T Y O W N E R S H I P O F C E R T A I N B E N E F I C I A L O W N E R S A N D M A N A G E M E N T A N D R E L A T E D S H A R E H O L D E R M A T T E R S

The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)

Equity compensation plans approved by shareholders	84,040,668	$38.52	28,190,859
Equity compensation plan not approved by shareholders(1)	2,000,000	$34.16	–
Total	86,040,668	$38.42	28,190,859

(1)	Represents stock options awarded to the Chairman on January 19, 2001, his hire date. The exercise price is the average of the high and low prices of the stock on the award date. One-quarter of the options vested immediately, and the remainder vested in one-third increments over a three-year period. The options remain exercisable for 10 years from the date of award during employment. The post-retirement period is the lesser of five years or the life of the options.

Other information required by this item is incorporated by reference from our 2005 Proxy Statement under the captions, “Securities Ownership of Directors and Officers” and “Five-Percent Beneficial Ownership.”

I T E M 1 3 .	C E R T A I N R E L A T I O N S H I P S A N D R E L A T E D T R A N S A C T I O N S

The information required by this item is incorporated by reference from the 2005 Proxy Statement under the captions, “Related Transactions” and “Employment Contracts, Termination of Employment, and Change-in-Control Arrangements.”

I T E M   1 4 .   P R I N C I P A L   A C C O U N T A N T   F E E S   A N D   S E R V I C E S

The information required by this item is incorporated by reference from the 2005 Proxy Statement under the caption, “Audit Committee Report.”

Part IV

I T E M 1 5 .	E X H I B I T S , F I N A N C I A L S T A T E M E N T S , A N D S C H E D U L E S

Financial Statements

The following appear in the 2004 Annual Report at the pages indicated below and are incorporated by reference into Part II.

(1)	Management Report on Internal Control Over Financial Reporting	Page 40
(2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	Page 41
(3)	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Page 42
(4)	Consolidated Statement of Income for the Years Ended December 31, 2004, 2003, and 2002	Page 43
(5)	Consolidated Balance Sheet at December 31, 2004 and 2003	Page 44
(6)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002	Page 45
(7)	Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002	Page 46
(8)	Notes to Consolidated Financial Statements	Pages 47 through 74
(9)	Computation of Per Share Earnings	Pages 43, 50, 74, 75

Schedules

All schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

Exhibits

2	Agreement and Plan of Merger as of January 27, 2005, among The Procter & Gamble Company, Aquarium Acquisition Corp. and The Gillette Company, filed as Exhibit 2.1 to The Gillette Company Current Report on Form 8-K, dated January 28, 2005, Commission File No. 1-922, incorporated by reference herein.

3 (a)	Composite Certificate of Incorporation of The Gillette Company, as amended, filed as Exhibit 1.1 to The Gillette Company Registration Statement on Form 8-A, dated January 11, 2001, Commission File No. 1-922, incorporated by reference herein.

(b)	The Bylaws of The Gillette Company, as amended October 21, 2004, filed as Exhibit 3.ii to The Gillette Company Current Report on Form 8-K, dated October 26, 2004, Commission File No. 1-922, incorporated by reference herein.

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen of form of certificate representing ownership of The Gillette Company Common Stock, $1.00 par value, effective January 21, 2003, filed as Exhibit 4(a) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-922, incorporated by reference herein.

(b)	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, filed as Exhibit A to Exhibit 1 to The Gillette Company Current Report on Form 8-K, dated December 30, 1985, Commission File No. 1-922, incorporated by reference herein.

(c)	Amendment to Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of The Gillette Company, dated December 9, 1996, filed as Exhibit 4(c) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-922, incorporated by reference herein.

(d)	Renewed Rights Agreement, dated as of December 14, 1995, between The Gillette Company and The First National Bank of Boston, filed as Exhibit 4 to The Gillette Company Current Report on Form 8-K, dated December 18, 1995, Commission File No. 1-922, incorporated by reference herein.

(e)	Amendment No. 1 to the Renewed Rights Agreement, dated as of December 14, 1995, entered into as of March 25, 2003, between The Gillette Company and The Bank of New York, as successor to The First National Bank of Boston, filed as Exhibit 1.9 to The Gillette Company’s Registration Statement on Form 8-A/A, dated March 25, 2003, Commission Filed No. 1-922, incorporated by reference herein.

(f)	Amendment No. 2 to the Renewed Rights Agreement, as amended January 27, 2005, between The Gillette Company and The Bank of New York, filed as Exhibit 10.1 to The Gillette Company Current Report on Form 8-K, dated January 28, 2005, Commission File No. 1-922, incorporated by reference herein.

(g)	Certificate of Amendment relating to an increase in the amount of authorized shares of preferred stock and common stock, filed as Exhibit 3(i) to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 1-922, incorporated by reference herein.

(h)	The Gillette Company Registration Statement filed on Form 8-A, dated January 11, 2001, revising the description of The Gillette Company’s registered securities and corresponding rights, Commission File No. 1-922, incorporated by reference herein.

(i)	Registration Statement filed on Form 8-A/A, dated March 25, 2003, amending Form 8-A, originally filed on January 11, 2001, revising the description of The Gillette Company’s registered securities and corresponding rights, Commission File No. 1-922, incorporated by reference herein.

(j)	Registration Statement filed on Form 8-A/A, dated January 28, 2005, amending Form 8-A, originally filed on January 11, 2001, revising the description of The Gillette Company’s registered securities and corresponding rights, Commission File No. 1-922, incorporated by reference herein.

The Company has issued long-term debt and will furnish copies of the instruments defining the rights of holders of such debt to the Commission upon request.

10	Material Contracts

*(a)	The Gillette Company 1971 Stock Option Plan, as amended, filed herewith.

*(b)	The Gillette Company 2004 Long-Term Incentive Plan, as amended, filed herewith.

*(c)	The Gillette Company Stock Equivalent Unit Plan, as amended, filed as Appendix B to the 2001 Proxy Statement, Commission File No. 1-922, incorporated by reference herein.

*(d)	The Gillette Company Incentive Bonus Plan, as amended, filed herewith.

*(e)	The Gillette Company Executive Life Insurance Program, as amended, filed as Exhibit 10(d) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-922, incorporated by reference herein.

*(f)	The Gillette Company Deferred Compensation Plan for Outside Directors, as amended, filed as Exhibit 10(e) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

*(g)	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts, filed herewith.

*(h)	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2003, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts, filed as Exhibit 10.2 to The Gillette Company Current Report on Form 8-K, dated January 28, 2005, Commission File No. 1-922, incorporated by reference herein.

*(i)	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts, filed herewith as Exhibit 10(g).

*(j)	Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

*(k)	Amendment to Employment Agreement, dated March 19, 2002, between The Gillette Company and Edward F. DeGraan, filed as Exhibit 10(i) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-922, incorporated by reference herein.

*(l)	Form of Agreement Relating to Change of Control between The Gillette Company and its Executive Officers, filed herewith.

*(m)	Form of Agreement Relating to Terms of Employment between The Gillette Company and its named Executive Officers other than Messrs. Kilts and DeGraan, filed as Exhibit 10.2 to The Gillette Company Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission File No. 1-922, incorporated by reference herein.

(n)	Letter Agreement, dated July 20, 1989, as amended March 13, 2003, between The Gillette Company and Berkshire Hathaway Inc., filed as Exhibit 4.1 to The Gillette Company Current Report on Form 8-K, dated March 14, 2003, Commission File No. 1-922, incorporated by reference herein.

*(o)	Description of The Gillette Company Personal Financial Planning Reimbursement Program, as amended, filed herewith.

*(p)	Description of The Gillette Company Senior Executive Financial Planning Program, filed herewith.

*(q)	The Gillette Company Estate Preservation Plan, filed as exhibit 10(l) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-922, incorporated by reference herein.

*(r)	The Gillette Company Supplemental Retirement Plan, as amended, filed as Exhibit 10(v) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-922, incorporated by reference herein.

*(s)	The Gillette Company Supplemental Savings Plan, as amended, filed as Exhibit 10(p) to The Gillette Company Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-922, incorporated by reference herein.

*(t)	The Gillette Company Deferred Compensation Plan, as amended, filed herewith.

(u)	$287,500,000 5-Year Credit Agreement, dated as of October 14, 2003, among The Gillette Company, JPMorgan Chase Bank, as agent, and a syndicate of domestic and foreign banks, filed as Exhibit 10.3 to The Gillette Company Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File No. 1-922, incorporated by reference herein.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

13	Portions of the 2004 Annual Report to Stockholders of The Gillette Company incorporated by reference in this Form 10-K, filed herewith.

21	List of Subsidiaries of The Gillette Company, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31 (a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32 (a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Management contract or compensatory plan or arrangement.

S I G N A T U R E S

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GILLETTE COMPANY
(Registrant)

By:	/s/ CHARLES W. CRAMB Charles W. Cramb Senior Vice President and Chief Financial Officer Date: March 11, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

* JAMES M. KILTS James M. Kilts	Chairman of the Board of Directors, Chief Executive Officer, President, and Director	March 11, 2005

* EDWARD F. DEGRAAN Edward F. DeGraan	Vice Chairman of the Board of Directors and Director	March 11, 2005

* CHARLES W. CRAMB Charles W. Cramb	Senior Vice President and Chief Financial Officer	March 11, 2005

* JOSEPH J. SCHENA Joseph J. Schena	Vice President, Controller, and Principal Accounting Officer	March 11, 2005

* ROGER K. DEROMEDI Roger K. Deromedi	Director	March 11, 2005

* WILBUR H. GANTZ Wilbur H. Gantz	Director	March 11, 2005

* MICHAEL B. GIFFORD Michael B. Gifford	Director	March 11, 2005

* RAY J. GROVES Ray J. Groves	Director	March 11, 2005

* DENNIS F. HIGHTOWER Dennis F. Hightower	Director	March 11, 2005

* HERBERT H. JACOBI Herbert H. Jacobi	Director	March 11, 2005

* NANCY J. KARCH Nancy J. Karch	Director	March 11, 2005

* FRED H. LANGHAMMER Fred H. Langhammer	Director	March 11, 2005

* JORGE PAULO LEMANN Jorge Paulo Lemann	Director	March 11, 2005

* MARJORIE M. YANG Marjorie M. Yang	Director	March 11, 2005

*By	/s/ CHARLES W. CRAMB Charles W. Cramb for himself and as Attorney-In-Fact