Form 10-Q
period 2005-03-31
GILLETTE CO
filed 2005-05-09
CIK 41499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005                   Commission File Number 1-922

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

                                             Yes   [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class

Common Stock, $1.00 par value

Shares Outstanding May 5, 2005 . . . . . . . . . . . . . . . . . 996,715,500

                          PART I. FINANCIAL INFORMATION
                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                          2005       2004
                                                          ----       ----
Net Sales ..........................................   $ 2,610    $ 2,235
Cost of Sales ......................................     1,092        878
                                                       -------    -------
  Gross Profit .....................................     1,518      1,357

Selling, General and Administrative Expenses .......       878        801
                                                       -------    -------
  Profit from Operations ...........................       640        556

Nonoperating Charges (Income):
  Interest income ..................................        (8)        (3)
  Interest expense .................................        17         12
  Exchange .........................................        (1)        20
  Other charges - net ..............................         7         (3)
                                                       -------    -------
                                                            15         26
                                                       -------    -------
Income before Income Taxes .........................       625        530

Income Taxes .......................................       176        154
                                                       -------    -------
  Net Income .......................................   $   449    $   376
                                                       =======    =======

Net Income per Common Share:
  Basic ............................................   $   .45    $   .37
                                                       =======    =======
  Assuming full dilution ...........................   $   .45    $   .37
                                                       =======    =======

Dividends per Common Share:
  Declared .........................................   $ .1625    $ .1625
  Paid .............................................   $ .1625    $ .1625

Weighted average number of common shares outstanding
  Basic ............................................       992      1,005
  Assuming full dilution ...........................     1,005      1,012

See Accompanying Notes to Consolidated Financial Statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)
                                   (Unaudited)

                                                             March 31,   December 31,    March 31,
                                                               2005         2004           2004
                                                             ---------   ------------    ---------
Current Assets:
  Cash and cash equivalents ..............................   $   226       $   219        $   235
  Short-term investments .................................     1,061           847            410
  Trade receivables, less allowances, $36; $37; and $49,
    respectively .........................................       851           835            850
  Other receivables ......................................       434           376            356
  Inventories
     Raw materials and supplies ..........................       150           127            117
     Work in process .....................................       280           244            242
     Finished goods ......................................       975           920            907
                                                             -------       -------        -------
       Total Inventories .................................     1,405         1,291          1,266
                                                             -------       -------        -------

  Deferred income taxes ..................................       296           303            303
  Other current assets ...................................       232           197            194
                                                             -------       -------        -------
       Total Current Assets ..............................     4,505         4,068          3,614
                                                             -------       -------        -------

Property, Plant and Equipment, at cost ...................     7,769         7,835          7,096
Less accumulated depreciation ............................    (4,112)       (4,088)        (3,535)
                                                             -------       -------        -------
       Net Property, Plant and Equipment .................     3,657         3,747          3,561
                                                             -------       -------        -------

Goodwill .................................................     1,042         1,052          1,023
Intangible Assets, less accumulated amortization .........       553           557            488
Deferred Income Taxes ....................................        38            36             42
Other Assets .............................................     1,192         1,271          1,104
                                                             -------       -------        -------

                                                             $10,987       $10,731        $ 9,832
                                                             =======       =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (Millions, except per share amount)
                                   (Unaudited)

                                                       March 31,    December 31,     March 31,
                                                          2005         2004            2004
                                                       ---------    ------------    ----------
Current Liabilities:
  Loans payable ....................................   $    483       $    533       $    234
  Current portion of long-term debt ................        709            711            363
  Accounts payable .................................        615            698            499
  Accrued liabilities ..............................      1,676          1,786          1,826
  Dividends payable ................................        162            161            163
  Income taxes .....................................        452            289            337
  Deferred Income taxes ............................         22             25             22
                                                       --------       --------       --------
     Total Current Liabilities .....................      4,119       $  4,203       $  3,444
                                                       --------       --------       --------

Long-Term Debt .....................................      2,125          2,142          2,453
Deferred Income Taxes ..............................        712            723            651
Other Long-Term Liabilities ........................        753            754            913
Minority Interest ..................................         76             73             69

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 1,387 shares; 1,382 shares; and
      1,375 shares, respectively....................      1,387          1,382          1,375
  Additional paid-in capital .......................      1,697          1,521          1,313
  Earnings reinvested in the business ..............      8,662          8,376          7,546
  Accumulated other comprehensive loss .............       (861)          (760)        (1,077)
  Treasury stock, at cost: 392 shares; 392 shares;
    and 372 shares, respectively ...................     (7,683)        (7,683)        (6,853)
  Deferred stock-based compensation ................          -              -             (2)
                                                       --------       --------       --------
          Total Stockholders' Equity ...............      3,202          2,836          2,302
                                                       --------       --------       --------
                                                       $ 10,987       $ 10,731       $  9,832
                                                       ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                             2005        2004
                                                             ----        ----
Operating Activities
    Net income .......................................       $ 449      $ 376
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................         151        146
      Pension Expenses  ..............................          43         36
      Deferred income taxes ..........................          17         15
      Other ..........................................           4          4
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade receivables ............................         (30)        62
        Inventories ..................................        (150)      (183)
        Accounts payable and accrued liabilities .....        (150)       (26)
        Other working capital items ..................          74         42
        Funding of Company benefit plans .............          (5)        (8)
        Other noncurrent assets and liabilities ......         (22)        52
                                                             -----      -----
          Net cash provided by operating activities            381        516
                                                             -----      -----
Investing Activities

    Purchases of short-term investments ..............        (425)      (431)
    Proceeds from sales of short-term investments ....         211        460
    Additions to property, plant and equipment .......        (128)       (91)
    Disposals of property, plant and equipment .......          10          7
    Other ............................................           1          -
                                                             -----      -----
          Net cash used in investing activities ......        (331)       (55)
                                                             -----      -----
Financing Activities

    Purchase of treasury stock .......................           -       (188)
    Proceeds from exercise of stock option and
         purchase plans ..............................         178         41
    Repayment of long-term debt ......................           -       (374)
    Increase (Decrease) in loans payable .............         (49)       117
    Dividends paid ...................................        (161)      (163)
    Net settlements, debt-related derivative contracts          (9)        99
                                                             -----      -----
          Net cash used in financing activities ......         (41)      (468)
                                                             -----      -----
Effect of Exchange Rate Changes on Cash ..............          (2)        (1)
                                                             -----      -----
Increase (Decrease) in Cash and Cash Equivalents .....           7         (8)
Cash and Cash Equivalents at Beginning of Period .....         219        243
                                                             -----      -----
Cash and Cash Equivalents at End of Period ...........       $ 226      $ 235
                                                             =====      =====
Supplemental disclosure of cash paid for:

    Interest .........................................       $  23      $  13
    Income taxes .....................................       $  68      $  53

See Accompanying Notes to Consolidated Financial Statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                   (Unaudited)

                                         Three Months Ended
                                              March 31
                                         ------------------
                                          2005         2004
                                          ----         ----
Net Income, as reported                  $ 449        $ 376
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation            (101)          11
                                         -----        -----
Comprehensive Income                     $ 348        $ 387
                                         =====        =====

Accumulated Other Comprehensive Loss
------------------------------------

The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   ---------    -------------
Balance  December 31, 2003         $  (898)      $  (193)      $    3        $(1,088)
Change in period                       (14)            -            1            (13)
Reclassification to
  Earnings (pre-tax)                    16             -            -             16
Income tax benefit (expense)             9             -           (1)             8
                                   -------       -------       ------        -------
Balance  March 31, 2004            $  (887)      $  (193)      $    3        $(1,077)
                                   -------       -------       ------        -------

Balance December 31, 2004          $  (568)      $  (195)      $    3        $  (760)
Change in period                      (113)            -            2           (111)
Reclassification to
  Earnings (pre-tax)                     -             -           (2)            (2)
Income tax benefit (expense)            12             -            -             12
                                   -------       -------       ------        -------
Balance March 31, 2005             $  (669)      $  (195)      $    3        $  (861)
                                   =======       =======       ======        =======

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are accumulated in a separate section of stockholders' equity. Also included are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The Company recorded pre-tax losses of $113 million in accumulated foreign currency translation in the first three months of 2005, due primarily to the weakening of the Euro and the U.K. Pound Sterling.

In the first three months of 2004, the Company reclassified $16 million in exchange losses from accumulated other comprehensive loss upon liquidation of foreign subsidiaries.

See Accompanying Notes to Consolidated Financial Statements.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Accounting Comments
-------------------

Reference is made to the registrant's 2004 Annual Report to Shareholders, which contains, at pages 42 through 74, the audited consolidated financial statements and the notes thereto, which are incorporated by reference into the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

On January 27, 2005, the Company entered into an Agreement and Plan of Merger with The Procter & Gamble Company ("P&G"), an Ohio corporation, and Aquarium Acquisition Corp., a wholly-owned subsidiary of P&G. The accompanying Consolidated Financial Statements have been prepared assuming the Company continues on a stand-alone basis and do not reflect any adjustments or disclosures that may be required upon consummation of the merger. Refer to the registration statement on Form S-4, as amended and filed by P&G on April 22, 2005, and as subsequently amended, with the Securities and Exchange commission ("SEC"), and our Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete description of the Merger and related agreements.

With respect to the financial information for the interim periods included in this report, which is unaudited, the management of the Company believes that all adjustments necessary for a fair presentation of the results for such interim periods have been included and are of a normal recurring nature.

The Company's annual financial statements are prepared on a calendar year basis. For interim reporting, the Company divides the calendar year into thirteen-week quarterly reporting periods. The first and fourth quarter may be more or less than 13 weeks, by zero to six days, which can affect comparability between periods. The first quarter of 2004 consisted of 12 weeks and 3 days, while the first quarter of 2005 consisted of 13 weeks and 1 day. The fourth quarter of 2004 consisted of 13 weeks and 6 days, while the fourth quarter of 2005 will consist of exactly 13 weeks.

Advertising costs are expensed as incurred. Advertising expenses, for interim periods, are charged to operations as a percentage of sales, based on estimated sales and related advertising expense for the full year.

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

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                            Three Months
                                          Ended March 31,
(Millions, except per share amounts)       2005      2004
------------------------------------       ----      ----
Net income, as reported                   $  449    $  376
Add:  Compensation expense included in
      reported net income, net of
      related tax effects                      1         1
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (24)      (26)
                                          ------    ------
Pro forma net income                      $  426    $  351
                                          ======    ======
Net income per common share
Basic
  As reported                             $  .45    $  .37
  Pro forma                                  .43       .35
Assuming full dilution
  As reported                             $  .45    $  .37
  Pro forma                                  .42       .35

The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

In May 2004, the Company's shareholders approved the 2004 Long-Term Incentive Plan (the "Plan"), which authorizes the Board of Directors, or a delegate thereof, to grant stock options, stock appreciation rights, restricted stock units, cash awards and other stock-based awards. Key employees and non-employee directors of the Company and its subsidiaries are eligible to participate in the Plan. The Plan became effective on May 20, 2004 and expires on May 19, 2014. The number of shares authorized for grant under the Plan is 37,380,295. At March 31, 2005, 28,711,304 shares were available for future grants.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

Accounting Pronouncements
-------------------------

On December 16, 2004, the FASB issued SFAS 123 (R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the SEC issued revised dates for companies to implement SFAS 123(R). The Company is now required and expects to adopt SFAS 123(R) on January 1, 2006, utilizing the modified retrospective method. The modified retrospective method requires compensation costs to be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Amounts for prior years will be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods, will approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the Accounting Comments note above.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4," which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective for the Company on July 1, 2005, with early adoption permitted. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard. The Company adopted the provisions in the first quarter 2005, on a prospective basis, as they relate to capitalization of fixed overhead expenses. Implementation of this standard in the first quarter of 2005 did not have a material impact on the total Company or segment results. The Company also projects that the implementation of this standard will have no material impact on the total Company for the remainder of the year. There may be an impact on the results at the segment level in certain quarters.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligation, which clarifies that a liability (at fair value) must be recognized for asset retirement obligations when it has been incurred if the amount can be reasonably estimated, even if settlement of the liability is conditional on a future event. FIN 47 is effective as of December 31, 2005. The Company is reviewing its asset retirement obligations to determine the need to record a liability to cover any conditional obligation. The Company does not anticipate that any identified liabilities will have a material impact on operations either at the segment or total Company level.

Share Repurchase Program
------------------------

In the three months ended March 31, 2005, the Company repurchased no shares. We may repurchase shares in 2005, however, such shares repurchased are limited due to the proposed merger. As of March 31, 2005, there are 26.2 million shares remaining on the share repurchase program which was authorized on September 16, 2003. Shares may be repurchased in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

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

                                          Net Sales
                                     -------------------
                                     Three Months Ended
                                          March 31
                                     -------------------
(Millions)                            2005        2004
                                     ------      ------
Blades & Razors                      $1,173      $1,037
Duracell                                462         414
Oral Care                               413         315
Braun                                   306         259
Personal Care                           256         210
                                     ------      ------
   Total                             $2,610      $2,235
                                     ======      ======

                                 Profit/(Loss) from Operations
                                 -----------------------------
                                     Three Months Ended
                                          March 31
                                  ---------------------------
(Millions)                            2005        2004
                                     ------      ------
Blades & Razors                      $  469      $  417
Duracell                                 91          74
Oral Care                                84          55
Braun                                     5          21
Personal Care                            28          13
                                     ------      ------
 Subtotal Reportable Segments           677         580
 All Other                              (37)        (24)
                                     ------      ------
   Total                             $  640      $  556
                                     ======      ======

                                            Identifiable Assets
                                     --------------------------------
                                     March 31    Dec. 31     March 31
(Millions)                             2005        2004        2004
                                     --------    -------     --------
Blades & Razors                      $ 3,350     $ 3,253     $ 3,239
Duracell                               2,600       2,664       2,662
Oral Care                              1,551       1,527       1,269
Braun                                  1,498       1,453       1,284
Personal Care                            452         450         462
                                     -------     -------     -------
Subtotal Reportable Segments           9,451       9,347       8,916
All Other                              1,536       1,384         916
                                     -------     -------     -------
  Total                              $10,987     $10,731     $ 9,832
                                     =======     =======     =======

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Computation of net income per common share
(Millions, except per share amounts)
------------------------------------------

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2005      2004
                                               ----      ----
Net Income .............................      $  449    $  376
                                              ======    ======
Common shares, basic ...................         992     1,005
Effect of dilutive securities:
    Stock options ......................          13         7
                                              ------    ------
Common shares, assuming full dilution          1,005     1,012
                                              ======    ======
Net Income per Common Share:

  Basic ................................      $ 0.45    $ 0.37
                                              ======    ======
  Assuming full dilution ...............      $ 0.45    $ 0.37
                                              ======    ======

For the three-month periods ended March 2005 and 2004, respectively, 7.0 million and 27.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price for the quarter and therefore their inclusion would have been anti-dilutive.

Pensions and Other Retiree Benefits
-----------------------------------
(Millions)

                                                U.S.                 Non-U.S.               Other
                                          Pension Benefits       Pension Benefits      Retiree Benefits
                                         ------------------     ------------------     ------------------
                                         Three Months Ended     Three Months Ended     Three Months Ended
                                              March 31               March 31              March 31
                                         ------------------     ------------------      ------------------
                                           2005       2004        2005       2004        2005       2004
                                           ----       ----        ----       ----        ----       ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $  9       $  7        $ 16       $ 13        $  1       $  1
  Interest cost on benefit obligation        21         20          23         20           7          7
  Estimated return on assets                (25)       (22)        (26)       (23)         (4)        (1)
  Net amortization and other                  9          7          16         14           -          1
                                           ----       ----        ----       ----        ----       ----
Net defined benefit expense                $ 14       $ 12        $ 29       $ 24        $  4       $  8
                                           ====       ====        ====       ====        ====       ====

The Company contributed $5 million to its non-US pension plans in the first quarter of 2005. There were no contributions to US pension plans or other retiree benefit plans in the first quarter of 2005. The Company expects to contribute an additional $36 million to its non-US pension plans, $40 million to its US pension plans and $10 million to other postretirement benefit plans in 2005.

The Company continues to monitor financial markets and other factors that impact plan asset and liability balances. Such factors may influence the Company's decisions regarding additional contributions to its pension and other retiree benefit plans in 2005. The Company expects, as previously disclosed, total 2005 estimated contributions of $40 million to US pension, $41 million to non-US pension and $10 million to other retiree benefit plans.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Realignment Programs
--------------------

Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative. This initiative impacts all business segments and is focused on upgrading capabilities, while reducing overhead costs by improving processes and eliminating duplication across all functions. This program was substantially complete at December 31, 2004.

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $7 million for each of the three months ended March 31, 2005 and 2004. Functional excellence charges in 2005 included $13 million which was recorded to cost of goods sold and a credit of $6 million which was recorded to selling, general and administrative expense in the three-month period ended March 31, 2005.

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

The Company recorded, in the three months ended March 31, 2005, approximately $8 million to cost of sales related to project expenses and accelerated depreciation on the Isleworth, U.K. facility which will cease to be used as a manufacturing facility after 2006. This facility will eventually be sold but does not yet meet the requirements of "held for sale" accounting treatment. Other project expenses consisted primarily of severance, based on the amounts that have been earned as of March 31, 2005, at current service levels and pay rates and expenses related to the relocation of equipment between impacted locations. Severance payments will span through 2007, when the Isleworth facility will be completely closed.

                  THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Other Realignment Programs
--------------------------

On March 31, 2005, the Board of Directors of the Company committed to a plan to close its Duracell manufacturing facility located in Lexington, North Carolina. This decision was announced to affected employees on April 7, 2005.

As part of its ongoing business practice, the Company continuously evaluates its operations in accordance with business needs. The Lexington plant is primarily dedicated to the production of high-power lithium batteries. Over the past several years, the demand for these batteries has decreased significantly, as film camera sales have declined and digital cameras utilizing rechargeable batteries have gained acceptance. The Company plans to move some Lexington manufacturing operations to the other Duracell facilities and will also source some of the products manufactured in Lexington from third-party providers. The closure of this facility will occur over the next several quarters with a 2006 target completion date and will result in the reduction of approximately 280 manufacturing positions and support staff.

In conjunction with the plan to close this facility, the Company currently expects to incur approximately $29 million in cash expenses, consisting of severance and other employee-related costs of approximately $20 million and equipment relocation and other facility transition costs of approximately $9 million. The Company will also incur non-cash asset impairment related costs of approximately $46 million through accelerated depreciation. For the three months ended March 31, 2005, the Company incurred approximately $20 million to cost of sales related to project expenses and accelerated depreciation related to the Lexington facility.

Realignment Programs
--------------------
                                         Provisions  Provisions              Charges    Charges
                                           Accrual     Accrual               and Uses  and Uses   Charges    Accrual
                                           through      First    Provisions  through     First   and Uses    Balance
                                           Dec. 31     Quarter      Total    Dec. 31    Quarter    Since    March 31
                                            2004        2005      Accruals     2004      2005    Inception    2005
                                         ----------  ----------  ----------  --------  --------  ---------  --------
(Millions)
Functional Excellence:
Employee-related expenses                   $278        $  5        $283      $(197)    $ (25)     $(222)     $  61
Other                                         55           2          57        (51)       (3)       (54)         3
                                            ----        ----        ----      -----     -----      -----      -----
Total Functional Excellence Program         $333        $  7        $340      $(248)    $ (28)     $(276)     $  64
                                            ----        ----        ----      -----     -----      -----      -----

2003 Manufacturing Realignment Program:
Employee-related expenses
  Severance payments                          42           1          43         (4)        -         (4)        39
  Other benefits                               8           -           8          -         -          -          8
Asset-related expenses:
  Asset write-offs                            19           3          22        (19)       (3)       (22)         -
  Loss on sales of assets                      6           -           6         (6)        -         (6)         -
Contractual obligations and other             14           4          18        (13)       (4)       (17)         1
                                            ----        ----        ----      -----     -----      -----      -----
Total 2003 Realignment Program                89           8          97        (42)       (7)       (49)        48
                                            ----        ----        ----      -----     -----      -----      -----

Other Realignment Programs:
  Employee-related expenses
    Severance payments                         -          12          12          -         -          -         12
    Other benefits                             -           2           2          -         -          -          2
  Asset-related expenses
    Accelerated depreciation                   -           6           6          -        (6)        (6)         -
                                            ----        ----        ----      -----     -----      -----      -----
Total Other Realignment Programs               -          20          20          -        (6)        (6)        14
                                            ----        ----        ----      -----     -----      -----      -----
     Total                                  $422        $ 35        $457      $(290)    $ (41)     $(331)     $ 126
                                            ====        ====        ====      =====     =====      =====      =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations The Gillette Company and Subsidiary Companies
--------------------------------------------------------------------------

EFFECTS OF MERGER
-----------------

The proposed merger between The Gillette Company and The Procter & Gamble Company (P&G), described in the registration statement on Form S-4, as amended and filed by P&G on April 22, 2005, and as subsequently amended, with the Securities and Exchange Commission ("SEC"), if completed, will have material effects on the forward-looking statements contained in this report. Investors are advised that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of the Company's business are discussed as a combined business in the aforementioned registration statement. INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE JOINT PROXY STATEMENT/PROSPECTUS THAT ARE PART OF THE REGISTRATION STATEMENT, BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Executive Overview
------------------

We achieved record results in the first quarter of 2005, with double-digit percentage increases in net sales, profit from operations, net income, and diluted net income per common share.

For the first quarter of 2005 net sales increased 17% to $2.6 billion as compared with $2.2 billion in 2004, driven by strong sell-in of new product offerings from our Blades and Razors, Oral Care, Braun and Personal Care businesses, the ongoing strength of established products, accelerated consumption in the battery category, and trade-up activity across core categories and in all regions, with notable growth in the developing markets of Russia, Turkey and Eastern Europe. Net sales also benefited from five additional days in the first quarter of 2005 versus 2004. The impact of foreign currency movement on net sales was a 3% gain, primarily related to Europe. Pricing was flat, as price increases in Blades and Razors were tempered by a shift in mix towards larger pack sizes at Duracell. Gross profit increased 12% to $1.5 billion in the first quarter of 2005, and gross profit margin declined by 2.5 percentage points to 58.2%, compared with 60.7% in 2004. The positive impact of manufacturing efficiencies was offset by an unfavorable razor versus blade mix, incremental costs related to manufacturing realignment costs at Duracell and Braun and higher currency-based European manufacturing costs, particularly for Braun. Profit from operations rose 15% year-over-year, to $640 million in the first quarter of 2005, compared with $556 million in 2004, driven by strong net sales growth, sustained manufacturing efficiencies, and overhead cost-savings programs, offset in part by manufacturing realignment costs at Duracell and Braun, higher currency-based manufacturing costs, and merger transaction costs. Net income for the quarter rose 19% to $449 million from $376 million last year, driven by the strong operating results and a lower effective tax rate, down 1 percentage point from a year ago to 28%. The reduction in the 2005 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. Net income per common share, diluted, increased 22%, outpacing the percentage increase in net income as we benefited from share repurchase activity during 2004.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Blades and Razors net sales for the first quarter of 2005 increased 13% versus the comparable period in 2004, driven by consumer demand for new products, which in the first quarter in North America included Venus Disposable and M3Power Nitro and in Europe included the roll out of M3Power and the introduction of Venus Disposable. Trade-up to premium systems and higher performing disposables in developed markets, and to entry-level systems in developing markets also contributed to year-on-year growth. Blades and Razors profit from operations increased 12% compared to the first quarter of 2004 due to higher sales of new products, price increases, and trade-up to premium products in all regions, partially offset by an unfavorable razor versus blade mix. Duracell net sales increased 12% as compared to the first quarter of 2004 driven by accelerating battery category growth in most regions of the world, consumer demand for alkaline batteries in key markets around the world and the favorable effects of foreign currency. Duracell's value share in the U.S. improved compared with 2004, despite the continued promotional activity of private labels and the deflationary pricing activity of price-value alkaline brands, due in part to increased advertising and marketing spending. Duracell profit from operations increased 23% due to higher volumes, improved product mix and manufacturing efficiencies, offset in part by price declines resulting from an unfavorable shift in mix towards larger pack sizes and costs associated with a manufacturing facility closure. Oral Care net sales increased 31%, driven by the introduction of new products, trade-up to premium products, and the impact of two acquisitions completed in April and June of 2004. Oral Care profit from operations was up 53% year-over-year, due to the growth in net sales and improved product mix, partially offset by currency-related increases in European-based manufacturing costs. Braun net sales increased 18% as compared to the first quarter of 2004 driven by new product introductions, including the cruZer3 youth shaver and the Tassimo Coffee on Demand, gains in male and female hair removal, and strong performance in Africa, Middle East and Eastern Europe
(AMEE) region and China. Braun profit from operations of $5 million was tempered by higher costs related to manufacturing realignment and currency-related increases in European-based manufacturing costs. Personal Care net sales increased 22% as compared to the first quarter of 2004, driven by new product introductions, including the launch of TAG body sprays and MACH3 Shave Gel, ongoing trade-up to premium products and expansion in developing markets, including Russia, Turkey and Poland. Personal Care profit from operations more than doubled due to new product introductions, trade-up to premium products, and the positive effect of cost-savings initiatives.

RESULTS OF OPERATIONS
---------------------

Selected statement of income data is presented below.

                                                         First Quarter
                                         -----------------------------------------
                                                 % of            % of      %
(millions, except per share                       Net             Net    Increase/
 amounts and percentages)                2005    Sales   2004    Sales  (Decrease)
---------------------------              ----    -----   ----    -----  ---------
Net sales                               $2,610          $2,235              17
Gross profit                             1,518    58.2   1,357   60.7       12
   Advertising                             270    10.3     236   10.6       14
   Sales promotion                          91     3.5      73    3.3       25
   Other selling, general and
     administrative (SG&A) expense         517    19.9     492   21.9        5
                                        ------          ------
Total SG&A expense                         878    33.7     801   35.8       10
                                        ------          ------
Profit from operations                  $  640    24.5  $  556   24.9       15

Nonoperating charges (income):
     Net interest expense                    9               9
     Foreign exchange                       (1)             20
     Other                                   7              (3)
                                        ------          ------
Total nonoperating charges (income)         15     0.6      26    1.2      (42)
                                        ------          ------
Income taxes                            $  176     6.7  $  154    6.9       14
Net income                              $  449    17.2  $  376   16.8       19
Net income per common share, diluted    $ 0.45          $ 0.37              22

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Total Company
-------------

Net sales for the first quarter of 2005 were $2.6 billion, an increase of 17% versus $2.2 billion for the same period in 2004. Favorable volume/mix contributed 14% to net sales. Net sales increased due in part to new product offerings, the ongoing strength of established products, accelerating consumption in the battery category, and trade-up activity across our core categories and in all regions. Net sales also benefited from five additional days in the first quarter of 2005 versus 2004. Favorable foreign exchange, notably in Europe, contributed 3 percentage points to the net sales gain. Pricing was flat, as price increases in Blades and Razors were primarily offset by price decreases in Duracell due to a shift towards bigger pack sizes.

Gross profit was $1.5 billion for the first quarter of 2005 versus $1.4 billion for the same period in 2004. As a percent of net sales, gross profit was 58.2% in 2005 and 60.7% in 2004. The positive impact of manufacturing efficiencies was offset by an unfavorable razor versus blade mix, incremental costs related to manufacturing realignment costs at Duracell and Braun and higher currency-based European manufacturing costs, particularly for Braun.

Total selling, general and administrative expenses amounted to 33.7% of net sales for the first quarter of 2005, compared with 35.8% in 2004. Within selling, general and administrative expenses, advertising expenses increased 14% to $270 million or 10.3% of net sales for the first quarter of 2005. As a percentage of sales, at 10.3%, it was essentially unchanged year-over-year. We expect to remain at the current level, as a percentage of sales, for the remainder of the year. Sales promotion as a percentage of net sales increased slightly, compared with the first quarter of 2004, in support of the new product launches. Other selling, general and administrative expenses were down as a percentage of net sales, to 19.9% from 21.9% in the first quarter of 2004, reflecting the effects of cost-reduction efforts, offset in part by approximately $11 million in merger transaction costs.

Profit from operations was $640 million in the first quarter of 2005, representing 24.5% of net sales, compared with $556 million for the same period in 2004, or 24.9% of net sales. The 15% increase in year-on-year profit from operations was the result of strong sales growth from new products, a shift in mix to premium priced products, sustained manufacturing efficiencies, and overhead cost-savings programs, offset in part by incremental costs related to the closure of a Duracell plant and merger transaction costs.

Within nonoperating charges/income, net interest expense amounted to $9 million in both the first quarter of 2005 and 2004. The net foreign transactional exchange impact for the first quarter of 2005 was $1 million of foreign exchange income, versus $20 million of foreign exchange loss for the same period in 2004. The 2004 result was driven by a $16 million non-cash loss related to the write-off of translation adjustment balances associated with the liquidation of certain international subsidiaries.

The effective income tax rate was 28% for the first quarter of 2005, compared with rate of 29% for the same period in 2004. The reduction in the 2005 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. We expect our tax rate for the remainder of 2005 to be approximately 28%, unless we repatriate significant foreign earnings under the American Jobs Creation Act of 2004 beyond what was announced in the fourth quarter of 2004, in which case there would be a resulting increase in our overall effective tax rate.

Net income increased 19% to $449 million for the first quarter of 2005, representing 17.2% of net sales, compared with $376 million for the same period in 2004, which represented 16.8% of net sales. Diluted net income per common share was $0.45 for the first quarter of 2005, compared with $0.37 for the first quarter in 2004, representing growth of 22%. The percentage growth in net income per common share, diluted, outpaced the percentage growth in net income, due to share repurchase program activity in 2004.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating Segments
------------------

The following tables summarize key operating metrics for the first quarter of 2005 versus 2004, for each of our five operating segments. Cost savings and realignment charges are recorded in the relevant segments.

                                       Blades &                  Oral              Personal    Unallocated/    Total
        First Quarter                   Razors      Duracell     Care     Braun      Care         Other       Company
------------------------------         --------     --------    ------    -----    --------    ------------   -------
(millions, except percentages)
Net Sales:
     Net sales, 2005                    $1,173      $   462     $ 413     $306      $  256        $  -         $2,610
     Net sales, 2004                     1,037          414       315      259         210           -          2,235
     % Incr/(Decr) vs. 2004                 13           12        31       18          22                         17
          Impact of exchange                 3            3         3        3           3                          3
          Impact of volume/mix               9           12        29       15          19                         14
          Impact of pricing                  1           (3)       (1)       -           -                          -

Profit from operations (PFO):
     PFO, 2005                          $  469      $    91     $  84     $  5      $   28        $(37)        $  640
     PFO, 2004                             417           74        55       21          13         (24)           556
     % Incr/(Decr) vs. 2004                 12           23        53      (76)        115          54             15
     PFO as % of net sales, 2005          40.0         19.7      20.3      1.6        10.9                       24.5
     PFO as % of net sales, 2004          40.2         17.9      17.6      8.0         6.0                       24.9

Blades and Razors
-----------------

Net sales of $1.2 billion for the first quarter of 2005 were 13% higher than for the same period in 2004, including a 3% favorable foreign exchange impact. Net sales growth was driven by successful new product introductions including the roll-out of M3Power to the remainder of Europe and in Australia, the launch of M3Power Nitro in North America and the launch of Venus Disposables in North America and Europe. Trade-up to premium products, particularly in Latin America, Russia, China and India, contributed to favorable volume/mix of 9% and pricing contributed 1% to sales growth.

Profit from operations of $469 million was up 12% from the first quarter of 2004, as the profit margin decreased slightly by 0.2 percentage points to 40.0%. Profit from operations reflected higher sales from new products, price increases, and a continued shift to premium products in all regions, offset by an unfavorable razor versus blade mix and ongoing costs associated with our program to realign European manufacturing and distribution.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Duracell
--------

Net sales of $462 million for the first quarter of 2005 were 12% higher than the same period in 2004, including a 3% favorable foreign exchange impact. Net sales gains were driven by accelerating category growth in most regions of the world due to a strong post-holiday shopping season in North America, driven in part by demand associated with consumer electronics such as the MP3 players and trade-up from zinc to alkaline. Duracell's value share in the U.S. remained stable compared with 2004, despite the continued promotional activity of private labels and the deflationary pricing activity of price-value alkaline brands, due in part to stepped-up advertising spending and improved marketing spending.

In March of 2005, we committed to a plan to close a Duracell manufacturing facility located in Lexington, North Carolina. In conjunction with the plan to close this facility, we expect to incur total costs of approximately $76 million. In the first quarter of 2005, approximately $20 million of expense was recognized on a pre-tax basis. We expect to incur further expenses throughout the rest of this year of approximately $36 million on a pre-tax basis. This program is discussed further under Realignment Programs and in the accompanying Notes to Consolidated Financial Statements.

For the first quarter of 2005, profit from operations of $91 million increased 23%, and profit margin grew by 1.8 percentage points, compared with the same period in 2004. The increases were due to higher net sales and significant benefits from manufacturing efficiencies, offset in part by an unfavorable shift in mix towards larger pack sizes and costs associated with the plant closure. While Duracell's first quarter 2005 performance was strong, additional plant closure costs and raw material cost increases in commodities are expected to increasingly be a factor as the year progresses. Due to ongoing increases in raw material costs, we plan to increase alkaline battery prices by 6 percent to 7 percent in North America, effective August 15.

Oral Care
---------

Oral Care net sales for the first quarter of 2005 of $413 million were 31% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Volume/mix was favorable by 29% in the first quarter of 2005. Net sales gains were driven by the introduction of new products, ongoing trade-up to premium products such as CrossAction Vitalizer and Advantage Artica manual toothbrushes and to the ProfessionalCare 8000 and Sonic Complete premium rechargeable brushes, the Rembrandt and Zooth acquisitions, and strength in almost all regions behind manual toothbrushes. Acquisitions added 7% to net sales for the period.

For the first quarter of 2005, profit from operations of $84 million increased 53%. The increase was driven by higher net sales from new products and improved product mix, partially offset by a double-digit percentage increase in advertising, increased promotional expenses, and expenses associated with a change in estimate for the redesign and rework related to the withdrawal of two entry-level power toothbrushes announced in the third quarter of 2004.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Braun
-----

In the first quarter of 2005, Braun net sales of $306 million were 18% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Net sales growth was driven by new product introductions and reflected strong performance in the developing markets of the AMEE region and in China. Braun also experienced ongoing gains in male and female hair removal led by the Braun Activator premium shaver, new youth-oriented cruZer3 shaver and the Silk Epil female epilator. During the quarter, Braun increased its value share of the male electric shaver market in North America and Europe and continues to drive growth in the Clean and Charge segment.

Profit from operations in the first quarter of 2005 of $5 million compared with $21 million in 2004. Profit from operations in 2005 was tempered by higher costs related to manufacturing realignment and currency-related increases in European-based manufacturing costs.

Personal Care
-------------

In the first quarter of 2005, net sales increased 22% versus 2004 to $256 million, with favorable foreign exchange contributing 3% of the gain. Volume/mix was favorable by 19% in the first quarter of 2005. Net sales growth was due to strong demand for new products, including the launch of TAG body sprays and MACH3 Shave Gel, ongoing trade-up to premium products, including foam-to-gel, and expansion in developing markets, including Russia, Turkey and Poland. Global sales and market share growth in the shave preparations business was driven by increased marketing investment behind our foam-to-gel trade-up initiative in Europe and AMEE, and the launch of MACH3 Shave Gel.

Profit from operations increased to $28 million for 2005, compared with $13 million in 2004. Profit improvement came from net sales growth associated with new products, improved product mix, manufacturing and procurement cost savings, and lower overhead costs, which more than offset a double-digit percentage increase in advertising investment behind new product launches.

Unallocated/Other
-----------------

In the first quarter of 2005, unallocated expenses increased over prior year, due in part to approximately $11 million in merger transaction costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Cash Flow
---------

Cash provided by operations is our primary source of funds to finance operations, capital expenditures, share repurchases, and dividend payments. We use our free cash flow, defined as net cash provided by operating activities net of additions to and disposals of property, plant and equipment, to measure our liquidity, as well as our ability to fund future growth and to provide a return to shareholders. Free cash flow is not a measure of the residual cash flow that is available for discretionary expenditures, since we have certain non-discretionary obligations, such as debt service, that are not deducted from the measure. A reconciliation of free cash flow to the change in cash and cash equivalents in accordance with Generally Accepted Accounting Principles (GAAP) follows.

                                                                 2005                2004
                                                           ---------------     ---------------
                                                           Free       GAAP      Free      GAAP
Three Months Ended March 31,                               Cash       Cash      Cash      Cash
----------------------------                               Flow       Flow      Flow      Flow
(millions)                                                 ----       ----      ----      ----
----------
Net Income                                                            $ 449               $ 376
Depreciation and amortization                                           151                 146
Pension Expenses                                                         43                  36
Deferred income taxes and other                                          21                  19
(Increase) Decrease in trade  receivable                                (30)                 62
Increase in Inventories                                                (150)               (183)
Net change in other assets and liabilities                             (103)                 60
                                                           -----      -----     -----     -----
Net cash provided by operating activities*                 $ 381      $ 381     $ 516     $ 516
  Additions to property, plant and equipment                (128)                 (91)
  Disposals of property, plant and equipment                  10                    7
                                                           -----                -----
Free cash flow                                             $ 263                $ 432
                                                           -----                -----
Net cash used in investing activities*                                 (331)                (55)
Net cash used in financing activities*                                  (41)               (468)
Effect of foreign exchange rate changes on cash                          (2)                 (1)
                                                                      -----               -----
Increase (Decrease) in cash and cash equivalents                      $   7               $  (8)
                                                                      -----               -----

* See Consolidated Statement of Cash Flows on Page 4.

Free cash flow for the first quarter of 2005, was $263 million driven by the strong net income offset primarily by increases in working capital versus year-end 2004. Inventory increased for the first quarter of 2005, due to normal seasonal inventory build and in anticipation of new product launches.

We primarily utilized our Free Cash Flow to pay dividends of $161 million and to reduce our loans payable by approximately $50 million. Net cash used in investing activities for the first quarter of 2005 was the result of an increase in short term investments of $214 million and capital spending of $128 million in support of new product programs and the realignment of our European blade and razor manufacturing and distribution. Net cash used in financing activities for the first quarter of 2005 decreased versus the comparable period of 2004 primarily because there were no share repurchases in the first quarter of 2005 and an increase in proceeds received from the exercise of stock options. We may repurchase shares in 2005, however, such share repurchased are limited due to the proposed merger.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Debt
----

Total debt decreased by $69 million during the three months ended March 31, 2005, from $3.4 billion at December 31, 2004, to $3.3 billion at March 31, 2005. This decrease was principally due to repayments of loans payable of approximately $50 million.

Our investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. We have the ability to issue up to $1.6 billion in commercial paper in the U.S. and Euro markets. Our commercial paper program is supported by our revolving credit facility and other sources of liquidity, primarily our cash flow from operations. At March 31, 2005, there was $386 million outstanding under our commercial paper program, compared with $443 million at December 31, 2004. On October 12, 2004, we entered into a 364-day revolving bank credit facility in the amount of $930 million, expiring October 2005. Liquidity is enhanced through a provision in the 364-day facility that gives us the option to enter into a one-year term loan in an amount up to $930 million. On October 14, 2003, we entered into a revolving bank credit facility under which up to $288 million is available for five years, expiring October 2008. We believe we have sufficient alternative sources of funding available to replace our commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing us to issue up to $2.8 billion in debt securities in the U.S. We currently anticipate that the proceeds from the sale of any debt securities issued under these shelf registrations will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including repurchase of our common stock. At March 31, 2005, $1.9 billion, at face value, was issued under these shelf registrations, and a total of $918 million was available for future debt issuance. All proceeds from these issuances were used to reduce commercial paper borrowings.

With our strong brands, leading market shares, strong financial condition and substantial cash-generating capability, we expect to continue to have funds available for growth through both internally generated cash flow and significant credit resources. We have substantial unused lines of credit and access to worldwide financial markets which enable us to raise funds at favorable interest rates.

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, our credit ratings and borrowing rates may be impacted by our proposed merger with P&G.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Market Risk
-----------
We are subject to market risks, such as changes in currency and interest rates, which arise from normal business operations. We regularly assess these risks and have established business strategies designed to provide natural offsets, supplemented by the use of derivative financial instruments, designed to protect against the adverse effects of these and other market risks. We use foreign-denominated debt and forward contracts to hedge the impact of foreign currency changes on our net foreign investments, normally in currencies with low interest rates. Most of our transactional foreign exchange exposure is managed through centralized cash management. We hedge net residual transactional foreign exchange exposures primarily through forward contracts.

We manage our mix of fixed and floating rate debt by entering into interest rate swaps and forward rate agreements. We use primarily floating rate debt, principally achieved through interest rate swaps, in order to balance interest costs to the impact of inflation on earnings.

More detailed information about the strategies, policies, and use of derivative financial instruments is provided in our 2004 Form 10-K under the Financial Instruments and Risk Management Activities note in Notes to Consolidated Financial Statements. We have established policies, procedures, and internal controls governing the use of derivative financial instruments and do not use them for trading, investment, or other speculative purposes. In addition, our use of derivative instruments is reviewed by the Finance Committee of the Board of Directors annually. Financial instrument positions are monitored using a value-at-risk model. Value at risk is estimated for each instrument based on historical volatility of market rates and a 95% confidence level.

Based on our overall evaluation of our market risk exposures from all of our financial instruments at March 31, 2005, a near-term change in market rates would not materially affect our consolidated financial position, results of our operations, or cash flows.

REALIGNMENT PROGRAMS
--------------------

Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. During the three-month period ended March 31, 2005 and 2004, the Company recorded the following expenses related to this initiative:

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
(millions)                                        2005         2004
----------                                        ----         ----
Functional Excellence expense recorded in:
Cost of goods sold                                $13          $ -
Selling, general and administrative expense        (6)           7
                                                  ---          ---
Total functional excellence expense               $ 7          $ 7
                                                  ===          ===

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

During the three months ended March 31, 2005, the Company recorded charges of $8 million to cost of goods sold for this program, related mainly to accelerated depreciation of certain assets, severance accruals and costs related to the relocation of equipment between impacted locations.

Other Realignment Expenses
--------------------------

On March 31, 2005, we committed to a plan to close a Duracell manufacturing facility located in Lexington, North Carolina. As part of its ongoing business practice, the Company continuously evaluates its operations in accordance with business needs. The Lexington plant is primarily dedicated to the production of high-power lithium batteries. Over the past several years, the demand for these batteries has decreased significantly, as film camera sales have declined and digital cameras, utilizing rechargeable batteries, have gained acceptance. We plan to move some Lexington manufacturing operations to other Duracell facilities and will also source some of the products manufactured in Lexington from third-party providers. The closure of this facility will occur over the next several quarters with a 2006 target completion date.

In conjunction with the plan to close this facility, we expect to incur approximately $29 million in cash expenses, consisting of severance and other employee-related costs of approximately $20 million and equipment relocation and other facility transition costs of approximately $9 million. We will also incur non-cash asset impairment related costs of approximately $46 million through accelerated depreciation. During 2005, first quarter expense was approximately $20 million on a pre-tax basis. We expect to incur further expenses throughout the rest of this year of approximately $36 million on a pre-tax basis.

PROPOSED MERGER
---------------

On January 27, 2005, we entered into an Agreement and Plan of Merger with The Procter & Gamble Company ("P&G"), an Ohio corporation, and Aquarium Acquisition Corp., a wholly-owned subsidiary of P&G. Upon consummation of the proposed merger, each share of our common stock will be converted into the right to receive 0.975 of a share of P&G common stock. The consummation of the proposed merger is subject to customary conditions, such as regulatory approvals and approval by our shareholders. Until the proposed merger closes, we are generally obligated to carry on our business in the ordinary course. The Agreement and Plan of Merger, however, imposes certain restrictions on us with respect to, among other things, the payment of dividends, acquisitions and divestitures, and capital expenditures. In addition, the Agreement and Plan of Merger calls for us and P&G to use our best efforts to develop and agree on a plan for the repatriation of earnings under the American Job Creation Act of 2004. If our shareholders and P&G's shareholders vote in favor of the transaction, certain other conditions are satisfied, and if we and P&G cannot agree upon a plan, P&G can request the Company to implement a plan developed by P&G and we have agreed to use our best efforts to implement such a Plan.

For a more complete description of the proposed merger and the Agreement and Plan of Merger, refer to the registration statement on Form S-4, as amended and filed by P&G on April 22, 2005, and as subsequently amended, with the Securities and Exchange Commission, and our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the Company's first quarter, there were no significant changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been subject to litigation in connection with the proposed merger with The Procter & Gamble Company ("P&G"). On February 10, 2005, a putative class action was filed in Delaware state court on behalf of our shareholders, alleging breaches of fiduciary duties by our board of directors and senior management in connection with the proposed merger. The complaint alleges, among other things, that the proposed merger is "unduly favorable" to P&G and that, if consummated, our senior managers will receive excessive compensation. The plaintiff seeks injunctive relief barring consummation of the proposed merger or, in the alternative, rescission following consummation. The plaintiff also seeks compensatory damages. A second action was filed on February 11, 2005, and a third action was filed on February 28, 2005, both in Delaware state court. These actions are virtually identical to the action filed on February 10, 2005. A motion to consolidate the three actions is pending. It is possible that other similar actions will be filed. We and the other named defendants believe the allegations are without merit and intend to vigorously defend the actions.

Since the announcement of the merger agreement, we have received various inquiries from the Securities Division of the Secretary of The Commonwealth of Massachusetts (the "Secretary"). Following four separate productions of documents by us on a voluntary basis, the Secretary issued subpoenas to us and our financial advisors seeking further documents and information. We were continuing to seek an agreement on appropriate terms for the production of still further documentation. However, on April 15, 2005, the Secretary filed a complaint against us to enforce its subpoena. On April 21, 2005, we filed our own action seeking to quash the Secretary's subpoena and also seeking a declaration by the court that the Secretary lacks jurisdiction over the proposed merger. On April 28, 2005, the Massachusetts Superior Court (the "Court") concluded that the Secretary does not have jurisdiction over the proposed merger generally and quashed the Secretary's subpoena. The Court left open the possibility that the Secretary could issue a narrower subpoena relating to the fairness opinions given by our financial advisors in connection with the proposed merger. The Secretary issued a new subpoena to us relating to the Secretary's inquiry into the fairness opinions. We produced to the Secretary the documents that we believed to be responsive to the Secretary's narrower subpoena. However, on May 6, 2005, the Secretary submitted a request to the Court seeking the issuance of an order compelling us to produce additional documents pursuant to the Secretary's narrower subpoena. On May 9, 2005, we filed a response with the Court asking the Court to deny the Secretary's request for an order. We believe that our document production was responsive to the Secretary's narrower subpoena and we will continue to assert that position vigorously in court as necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following represents information required under Item 703 of Regulation S-K for any purchases made in the quarter covered by this report.

                                                         Total Number
                                                           of Shares          Maximum Number
                                                       Purchased as Part        of Shares
                         Total Number     Average        of Publicly         that May Yet Be
                           of Shares     Price Paid    Announced Plans     Purchased Under the
Period                   Purchased (1)   per Share      or Programs (2)      Plans or Programs
------                   -------------   ----------    -----------------   -------------------
01/01/05 - 01/31/05          4,624         $45.08              -                26,200,000
02/01/05 - 02/28/05              -         $  .                -                26,200,000
03/01/05 - 03/31/05              -         $  .                -                26,200,000
  Total First Quarter        4,624         $45.08              -                26,200,000

(1)   Shares were repurchased by the Company under equity-based programs.

(2) The Company's active share repurchase program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for this program. There were no share repurchases made under the program in the first quarter.

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

Other factors that could cause actual results to differ materially from those expressed in any forward-looking statement include the following, some of which are described in greater detail below:

- merger, acquisition, divestitures and collaborative activities by us, our competitors, or customers;

-  failure to complete the proposed merger with The Procter & Gamble Company;

- the pattern of our sales, including variations in sales volume within periods;

- consumer demands and preferences, including the acceptance by our customers and consumers of new products and line extensions;

-  the mix of products sold;

- our ability to control and reduce our internal costs and the cost of raw materials;

- competitive factors, including prices, promotional incentives, and trade terms for our products, and our response, as well as those of our customers and competitors, to changes in these factors;

-  product introductions and innovations by us and our competitors;

-  technological advances by us and our competitors;

-  new patents granted to us and our competitors;

-  changes in foreign exchange rates in one or more of our geographic markets;

- changes in laws and regulations, including trade regulations, accounting standards and tax laws, governmental actions affecting the manufacturing and sale of our products, unstable governments and legal systems, and nationalization of industries;

-  changes in accounting policies;

-  failure to maintain effective internal controls; and

- the impact of general political and economic conditions or hostilities in the United States and in other parts of the world.

                           PART II. OTHER INFORMATION

Competitive Environment
-----------------------

We experience intense competition for sales of our products in most markets. Our products compete with widely advertised, well-known, branded products, as well as private label products, which typically are sold at lower prices. In most of our markets, we have major competitors, some of which are larger and more diversified than we are. In March 2003, Energizer Holdings, Inc. acquired the Schick blade and razor business, and in certain countries, the Wilkinson Sword blade and razor business. We have experienced increased competition in our Blades and Razors segment as a result of this change in business ownership. Aggressive competition within our markets to preserve, gain, or regain market share can affect our results in any given period.

Failure to Complete the Proposed Merger
---------------------------------------

On January 27, 2005, we entered into an Agreement and Plan of Merger with The Procter & Gamble Company ("P&G"). The proposed merger with P&G will, if completed, affect the revenues, earnings, performance, strategies, prospects, and other aspects of our business. There is no assurance, however, that the proposed merger will be consummated. If the proposed merger with P&G is not completed, (i) the value of our common stock may decline and (ii) our ability to accelerate growth opportunities and innovate on significantly broader platforms and other prospects and aspects of our business may be adversely affected.

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

We are also exposed to foreign currency exchange rate risk with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks (through foreign currency forward, swap, and option contracts and non-U.S. dollar denominated financings) and we are partially hedged through our foreign manufacturing operations, we are not fully protected against foreign currency fluctuations, and our reported earnings will be affected by changes in foreign exchange rates.

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

Effect of Terrorism, Military Action and War
--------------------------------------------

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

May 9, 2005

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