Form 10-Q
period 2005-06-30
GILLETTE CO
filed 2005-08-04
CIK 41499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005                     Commission File Number 1-922

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

Title of each class

Common Stock, $1.00 par value

Shares Outstanding August 1, 2005. . . . . . . . . . . . . . . . . . 999,082,975

                         PART I. FINANCIAL INFORMATION
                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30                  June 30
                                                       ------------------       ------------------
                                                         2005       2004          2005       2004
                                                       -------    -------       -------    -------
Net Sales ..........................................   $ 2,770    $ 2,443       $ 5,380    $ 4,678
Cost of Sales ......................................     1,127        968         2,219      1,846
                                                       -------    -------       -------    -------
  Gross Profit .....................................     1,643      1,475         3,161      2,832

Selling, General and Administrative Expenses .......       922        865         1,800      1,666
                                                       -------    -------       -------    -------
  Profit from Operations ...........................       721        610         1,361      1,166

Nonoperating Charges (Income):
  Interest income ..................................       (11)        (3)          (19)        (6)
  Interest expense .................................        18         11            35         23
  Exchange .........................................         -         (2)           (1)        18
  Other charges - net ..............................        21          3            28          -
                                                       -------    -------       -------    -------
                                                            28          9            43         35
                                                       -------    -------       -------    -------
Income before Income Taxes .........................       693        601         1,318      1,131

Income Taxes .......................................       195        175           372        329
                                                       -------    -------       -------    -------
  Net Income .......................................   $   498    $   426       $   946    $   802
                                                       =======    =======       =======    =======
Net Income per Common Share:
  Basic ............................................   $   .50    $   .43       $   .95    $   .80
                                                       =======    =======       =======    =======
  Assuming full dilution ...........................   $   .49    $   .42       $   .94    $   .79
                                                       =======    =======       =======    =======

Dividends per Common Share:
  Declared .........................................   $ .1625    $ .1625       $ .3250    $ .3250
  Paid .............................................   $ .1625    $ .1625       $ .3250    $ .3250

Weighted average number of common shares outstanding
  Basic ............................................       997      1,003           995      1,004
  Assuming full dilution ...........................     1,012      1,012         1,009      1,012

See Accompanying Notes to Consolidated Financial Statements.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Millions)
                                  (Unaudited)

                                                            June 30,   December 31,  June 30,
                                                              2005        2004         2004
                                                            --------   ------------  --------
Current Assets:
  Cash and cash equivalents ..............................  $    471     $    219    $    208
  Short-term investments .................................       325          847         436
  Trade receivables, less allowances, $32; $37; and $51,
    respectively .........................................       939          835         884
  Other receivables ......................................       576          376         332
  Inventories
     Raw materials and supplies ..........................       186          127         122
     Work in process .....................................       246          244         250
     Finished goods ......................................     1,052          920       1,035
                                                            --------     --------    --------
       Total Inventories .................................     1,484        1,291       1,407
                                                            --------     --------    --------

  Deferred income taxes ..................................       300          303         328
  Other current assets ...................................       376          197         190
                                                            --------     --------    --------
       Total Current Assets ..............................     4,471        4,068       3,785
                                                            --------     --------    --------

Property, Plant and Equipment, at cost ...................     7,626        7,835       7,162
Less accumulated depreciation ............................    (4,048)      (4,088)     (3,638)
                                                            --------     --------    --------
       Net Property, Plant and Equipment .................     3,578        3,747       3,524
                                                            --------     --------    --------

Goodwill .................................................     1,024        1,052       1,024
Intangible Assets, less accumulated amortization .........       551          557         570
Deferred Income Taxes ....................................        32           36          41
Other Assets .............................................     1,121        1,271       1,108
                                                            --------     --------    --------

                                                            $ 10,777     $ 10,731    $ 10,052
                                                            ========     ========    ========

See Accompanying Notes to Consolidated Financial Statements.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Millions, except per share amount)
                                  (Unaudited)

                                                       June 30,   December 31,  June 30,
                                                         2005        2004         2004
                                                       --------   ------------  --------
Current Liabilities:
  Loans payable ....................................   $    273     $    533    $    345
  Current portion of long-term debt ................        356          711         717
  Accounts payable .................................        637          698         598
  Accrued liabilities ..............................      1,629        1,786       1,731
  Dividends payable ................................        162          161         163
  Income taxes .....................................        480          289         271
  Deferred Income taxes ............................         22           25          26
                                                       --------     --------    --------
     Total Current Liabilities .....................      3,559     $  4,203    $  3,851
                                                       --------     --------    --------

Long-Term Debt .....................................      2,129        2,142       2,050
Deferred Income Taxes ..............................        688          723         693
Other Long-Term Liabilities ........................        742          754         932
Minority Interest ..................................         67           73          69

Stockholders' Equity:
  Common stock, par value $1.00 per share:
    Authorized 2,320 shares
    Issued: 1,390 shares; 1,382 shares; and
      1,378 shares, respectively....................      1,390        1,382       1,378
  Additional paid-in capital .......................      1,810        1,521       1,375
  Earnings reinvested in the business ..............      8,998        8,376       7,809
  Accumulated other comprehensive loss .............       (923)        (760)     (1,082)
  Treasury stock, at cost: 392 shares; 392 shares;
    and 376 shares, respectively ...................     (7,683)      (7,683)     (7,021)
  Deferred stock-based compensation ................          -            -          (2)
                                                       --------     --------     -------
          Total Stockholders' Equity ...............      3,592        2,836       2,457
                                                       --------     --------     -------
                                                       $ 10,777     $ 10,731    $ 10,052
                                                       ========     ========    ========

See Accompanying Notes to Consolidated Financial Statements.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)
                                  (Unaudited)

                                                          Six Months Ended
                                                               June 30
                                                          ----------------
                                                           2005       2004
                                                          ------     -----
Operating Activities
    Net income .......................................    $  946     $ 802
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................       315       299
      Pension Expenses  ..............................        84        72
      Deferred income taxes ..........................        37        32
      Other ..........................................         4        14
      Changes in assets and  liabilities,  excluding
      effects of acquisitions and divestitures:
        Trade receivables ............................      (144)       26
        Inventories ..................................      (273)     (330)
        Accounts payable and accrued liabilities .....       (99)      (21)
        Other working capital items ..................       (81)        9
        Funding of Company benefit plans .............       (15)      (37)
        Other noncurrent assets and liabilities ......      (127)       55
                                                          ------     -----
          Net cash provided by operating activities          647       921
                                                          ------     -----
Investing Activities

    Purchases of short-term investments ..............      (654)     (576)
    Proceeds from sales of short-term investments ....     1,175       578
    Additions to property, plant and equipment .......      (309)     (228)
    Disposals of property, plant and equipment .......        37        30
    Acquisitions, net of cash acquired ...............         -      (115)
    Other ............................................         1         1
                                                          ------     -----
          Net cash provided by (used in)
          investing activities                               250      (310)
                                                          ------     -----
Financing Activities

    Purchase of treasury stock .......................         -      (355)
    Proceeds from exercise of stock option and
         purchase plans ..............................       296       100
    Repayment of long-term debt ......................      (353)     (389)
    Increase (Decrease) in loans payable .............      (258)      228
    Dividends paid ...................................      (323)     (327)
    Net settlements, debt-related derivative contracts        (6)      100
                                                          ------     -----
          Net cash used in financing activities ......      (644)     (643)
                                                          ------     -----
Effect of Exchange Rate Changes on Cash ..............        (1)       (3)
                                                          ------     -----
Increase (Decrease) in Cash and Cash Equivalents .....       252       (35)
Cash and Cash Equivalents at Beginning of Period .....       219       243
                                                          ------     -----
Cash and Cash Equivalents at End of Period ...........    $  471     $ 208
                                                          ======     =====
Supplemental disclosure of cash paid for:

    Interest .........................................    $   38     $  21
    Income taxes .....................................    $  304     $ 237

See Accompanying Notes to Consolidated Financial Statements.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Millions)
                                  (Unaudited)

                                         Three Months Ended          Six Months Ended
                                               June 30                    June 30
                                         ------------------          ----------------
                                          2005         2004           2005       2004
                                         -----        -----          -----      -----
Net Income, as reported                  $ 498        $ 426          $ 946      $ 802
  Other Comprehensive Income,
    net of tax:
  Foreign Currency Translation             (60)          (4)          (161)         7
  Cash Flow Hedges                          (2)          (1)            (2)        (1)
                                         -----        -----          -----      -----
Comprehensive Income                     $ 436        $ 421          $ 783      $ 808
                                         =====        =====          =====      =====

Accumulated Other Comprehensive Loss
------------------------------------

The balances for the components of Accumulated Other Comprehensive Loss are:

                                                                           Accumulated
                                   Foreign                                    Other
                                   Currency      Pension     Cash Flow    Comprehensive
                                  Translation   Adjustment     Hedges         Loss
                                  -----------   ----------   ---------    -------------
Balance  December 31, 2003        $      (898)  $     (193)  $       3    $      (1,088)
Change in period                          (14)           -           1              (13)
Reclassification to
  Earnings (pre-tax)                       16            -           -               16
Income tax benefit (expense)                9            -          (1)               8
                                  -----------   ----------   ---------    -------------
Balance  March 31, 2004           $      (887)  $     (193)  $       3    $      (1,077)
Change in period                           (7)           -          (1)              (8)
Reclassification to
  Earnings (pre-tax)                        -            -          (1)              (1)
Income tax benefit (expense)                3            -           1                4
                                  -----------   ----------   ---------    -------------
Balance  June 30, 2004            $      (891)  $     (193)  $       2    $      (1,082)
                                  ===========   ==========   =========    =============
Balance December 31, 2004         $      (568)  $     (195)  $       3    $        (760)
Change in period                         (113)           -           2             (111)
Reclassification to
  Earnings (pre-tax)                        -            -          (2)              (2)
Income tax benefit (expense)               12            -           -               12
                                  -----------   ----------   ---------    -------------
Balance March 31, 2005            $      (669)  $     (195)  $       3    $        (861)
Change in period                          (26)           -          (2)             (28)
Reclassification to
  Earnings (pre-tax)                        -            -          (1)              (1)
Income tax benefit (expense)              (34)           -           1              (33)
                                  -----------   ----------   ---------    -------------
Balance  June 30, 2005            $      (729)  $     (195)  $       1    $        (923)
                                  ===========   ==========   =========    =============

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

The Company recorded net pre-tax losses of $26 million and $139 million in accumulated foreign currency translation for the three months and six months ended June 30, 2005, respectively, due primarily to the weakening of the Euro and the U.K. Pound Sterling, partially offset by gains in the Brazilian Real and Mexican Peso. Included in these amounts are gains of $142 million and $150 million related to net investment hedges, primarily of the Company's Euro functional currency subsidiaries, for the three and six months ended June 30, 2005, respectively.

In the six months ended June 30, 2004, the Company reclassified $16 million in exchange losses from accumulated other comprehensive loss upon liquidation of foreign subsidiaries to the income statement.

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

On January 27, 2005, the Company entered into an Agreement and Plan of Merger with The Procter & Gamble Company ("P&G"), an Ohio corporation, and Aquarium Acquisition Corp., a wholly-owned subsidiary of P&G. The accompanying Consolidated Financial Statements have been prepared assuming the Company continues on a stand-alone basis and do not reflect any adjustments or disclosures that may be required upon consummation of the merger. Refer to the registration statement on Form S-4, as amended and filed by P&G on May 25, 2005 with the Securities and Exchange commission ("SEC"), and our Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete description of the Merger and related agreements.

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

The Company accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation cost is recorded on the date of grant, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock. The Company recognizes stock-based compensation expense related to stock appreciation rights. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair-value-based method under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to record expense for stock options.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                           Three Months      Six Months
                                          Ended June 30,   Ended June 30,
(Millions, except per share amounts)       2005    2004     2005    2004
------------------------------------      ------  ------   ------  ------
Net income, as reported                   $  498  $  426   $  946  $  802
Add:  Compensation expense included in
      reported net income, net of
      related tax effects                      -       1        2       1
Less: Compensation expense for option
      awards determined by the fair-
      value-based method, net of
      related tax effects                    (24)    (24)     (48)    (48)
                                          ------  ------   ------  ------
Pro forma net income                      $  474  $  403   $  900  $  755
                                          ======  ======   ======  ======
Net income per common share
Basic
  As reported                             $  .50  $  .43   $  .95  $  .80
  Pro forma                                  .48     .40      .90     .75
Assuming full dilution
  As reported                             $  .49  $  .42   $  .94  $  .79
  Pro forma                                  .47     .40      .89     .75

The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.

Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

Repatriation of Foreign Earnings Under the American Jobs Creation Act of 2004
-----------------------------------------------------------------------------

In the second quarter, as a result of the issuance by the Internal Revenue Service of Notice 2005-38, providing guidance on the temporary incentive for US corporations to repatriate foreign earnings under the American Jobs Creation Act of 2004 (the "Act"), the Company adjusted its previously determined (in 2004) level of planned repatriation from $325 million to $600 million. This guidance provided clarity regarding the treatment of foreign tax credits related to certain dividends under the Act. The interaction of the guidance and the increased repatriation amount resulted in the $25 million tax liability accrued at the end of 2004 remaining unchanged. The $600 million amount was repatriated at the close of the quarter after the Company and P&G formally agreed to an interim plan for the repatriation of foreign earnings under the Act, as called for under the terms of the Agreement and Plan of Merger. The Company is still evaluating its plans for potential further repatriation and may agree to further plans with P&G prior to the closing of the merger, or if no further agreement is reached, P&G may request that the Company implement a P&G developed plan, and if P&G so requests, the Company is required to use its best efforts to implement such a plan prior to closing. Based on the Company's analysis to date, it is reasonably possible that it may repatriate an additional amount up to $2.0 billion, with a related tax liability ranging up to $84 million.

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

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods will approximate the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the Accounting Comments note above.

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4," which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. The Company adopted the provisions of the pronouncement in the first quarter 2005, on a prospective basis, as they relate to capitalization of fixed overhead expenses. Implementation of this standard did not have a material impact on the total Company or segment results for the three and six months ended June 30, 2005. The Company also expects that the implementation of this standard will have no material impact on the total Company for the remainder of the year. There may be a material impact on the results at the segment level in certain future quarters.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligations, which clarifies that a liability must be recognized (at fair value) for an asset retirement obligation when it has been incurred if the amount can be reasonably estimated, even if settlement of the liability is conditional on a future event. FIN 47 is effective as of December 31, 2005. The Company continues to review its asset retirement obligations to determine the need to record a liability to cover any conditional obligation. The Company does not anticipate that any identified liabilities will have a material impact on operations either at the segment or total Company level.

In June 2005, the FASB issued FASB Staff Position (FSP) SFAS 143-1 Accounting for Electronic Equipment Waste Obligations, which addresses the accounting for obligations associated with the European Union Directive 2002/96/EC on Waste of Electrical and Electronic Equipment (WEEE). This FSP addresses only waste from products in the market prior to August 13, 2005 (referred to as historical waste). The Directive distinguishes between commercial user waste and private household waste for purposes of designating who is liable for the costs associated with proper disposal of the waste. Under the Directive, the waste obligation associated with commercial users remains with the commercial users until they either transfer the obligation to the producer of replacement equipment or dispose of the equipment. SFAS 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Asset Retirement Obligations, and the related FIN 47, Accounting for Conditional Asset Retirement Obligations, when establishing the commercial user liability.

Also, the Directive provides that the cost of disposal of waste held by private households is to be borne collectively by producers based on future market share. The liability and offsetting expense to be recorded by producers of goods is to be based on each producer's respective market share as defined by each European Union member country.

The Company continues to review current local European Union member country legislation to determine its historical waste obligation as a commercial user. Based on current legislation, it is unclear to the Company whether its manufacturing equipment is subject to the WEEE directive. As such, the Company has not established a liability on its books as it relates to commercial user historical waste.

In addition, the Company will be reviewing its historical waste obligation as a manufacturer of household products based on its market share data after August 2005, as required by the Directive. The Directive primarily impacts products sold by the Company's Braun and Oral Care segments. The Company anticipates that the waste obligation will be immaterial at both a segment and total company level.

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Share Repurchase Program
------------------------

In the three and six months ended June 30, 2005, the Company repurchased no shares. We may repurchase shares in 2005; however, such share repurchases are limited due to the proposed merger. As of June 30, 2005, there are 26.2 million shares remaining on the share repurchase program which was authorized on September 16, 2003. Shares may be repurchased in the open market or in privately-negotiated transactions, depending on market conditions and other factors.

Financial Information by Business Segment
-----------------------------------------

Net sales, profit (loss) from operations and identifiable assets for each of the Company's business segments are set forth below. There are no material intersegment revenues.

                                                 Net Sales
                                -------------------------------------
                                Three Months Ended   Six Months Ended
                                      June 30              June 30
                                ------------------   ----------------
(Millions)                       2005        2004     2005      2004
                                ------      ------   ------    ------
Blades & Razors                 $1,214      $1,099   $2,387    $2,136
Duracell                           539         456    1,001       870
Oral Care                          420         358      833       673
Braun                              341         294      647       553
Personal Care                      256         236      512       446
                                ------      ------   ------    ------
   Total                        $2,770      $2,443   $5,380    $4,678
                                ======      ======   ======    ======

                                     Profit/(Loss) from Operations
                                -------------------------------------
                                Three Months Ended   Six Months Ended
                                      June 30             June 30
                                ------------------   ----------------
(Millions)                       2005        2004     2005      2004
                                ------      ------   ------    ------
Blades & Razors                 $  488      $  420   $  957    $  837
Duracell                           119          89      210       163
Oral Care                           87          68      170       123
Braun                               26          24       31        45
Personal Care                       30          24       58        37
                                ------      ------   ------    ------
 Subtotal Reportable Segments      750         625    1,426     1,205
 All Other                         (29)        (15)     (65)      (39)
                                ------      ------   ------    ------
   Total                        $  721      $  610   $1,361    $1,166
                                ======      ======   ======    ======

                                     Identifiable Assets
                                ---------------------------
                                June 30   Dec. 31   June 30
(Millions)                        2005      2004     2004
                                -------   -------   -------
Blades & Razors                 $ 3,309   $ 3,253   $ 3,206
Duracell                          2,632     2,664     2,664
Oral Care                         1,605     1,527     1,456
Braun                             1,624     1,453     1,329
Personal Care                       493       450       485
                                -------   -------   -------
Subtotal Reportable Segments      9,663     9,347     9,140
All Other                         1,114     1,384       912
                                -------   -------   -------
  Total                         $10,777   $10,731   $10,052
                                =======   =======   =======

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Computation of net income per common share
(Millions, except per share amounts)
------------------------------------

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         ------------------   ---------------
                                          2005        2004     2005      2004
                                         ------      ------   ------    ------
Net Income ............................  $  498      $  426   $  946    $  802
                                         ======      ======   ======    ======
Common shares, basic ..................     997       1,003      995     1,004
Effect of dilutive securities:
    Stock options .....................      15           9       14         8
                                         ------      ------   ------    ------
Common shares, assuming full dilution     1,012       1,012    1,009     1,012
                                         ======      ======   ======    ======
Net Income per Common Share:

  Basic ...............................  $ 0.50      $ 0.43   $ 0.95    $ 0.80
                                         ======      ======   ======    ======
  Assuming full dilution ..............  $ 0.49      $ 0.42   $ 0.94    $ 0.79
                                         ======      ======   ======    ======

For the three-month periods ended June 2005 and 2004, respectively, 6.9 million and 29.9 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price for the quarter and therefore their inclusion would have been anti-dilutive. For the six-month periods ended June 30, 2005 and 2004, 7.0 million and 28.5 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price for the quarter and therefore their inclusion would have been anti-dilutive.

Pensions and Other Retiree Benefits
-----------------------------------

                                                  U.S.               Non-U.S.             Other
(Millions)                                  Pension Benefits     Pension Benefits    Retiree Benefits
----------                                 ------------------   ------------------   ------------------
                                           Three Months Ended   Three Months Ended   Three Months Ended
                                                 June 30              June 30             June 30
                                           ------------------   ------------------   ------------------
                                           2005          2004   2005          2004   2005          2004
                                           ----          ----   ----          ----   ----          ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $  8          $  7   $ 16          $ 13   $  1          $  1
  Interest cost on benefit obligation        21            20     22            20      7             7
  Estimated return on assets                (24)          (22)   (26)          (23)    (4)           (1)
  Net amortization and other                  9             7     15            14      -             1
                                           ----          ----   ----          ----   ----          ----
Net defined benefit expense                $ 14          $ 12   $ 27          $ 24   $  4          $  8
                                           ====          ====   ====          ====   ====          ====

                                                 U.S.             Non-U.S.           Other
                                           Pension Benefits   Pension Benefits  Retiree Benefits
                                           ----------------   ----------------  ----------------
                                           Six Months Ended   Six Months Ended  Six Months Ended
                                                June 30            June 30           June 30
                                           ----------------   ----------------  ----------------
                                           2005        2004   2005       2004   2005        2004
                                           ----        ----   ----       ----   ----        ----
Components of Net Defined Benefit Expense
  Service cost-benefits earned             $ 17        $ 14   $ 32        $26   $  2        $  2
  Interest cost on benefit obligation        42          40     45         40     14          14
  Estimated return on assets                (49)        (44)   (52)       (46)    (8)         (2)
  Net amortization and other                 18          14     31         28      -           2
                                           ----        ----   ----        ---   ----        ----
Net defined benefit expense                $ 28        $ 24   $ 56        $48   $  8        $ 16
                                           ====        ====   ====        ===   ====        ====

                 THE GILLETTE COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Company contributed $10 million and $15 million to its non-US pension plans, respectively, for the three and six months ended June 30, 2005. There were no contributions to US pension plans or other retiree benefit plans for these periods. The Company expects to contribute an additional $26 million to its non-US pension plans, $28 million to its US pension plan and $7 million to its other postretirement benefit plans in 2005.

The Company continues to monitor financial markets and other factors that impact plan asset and liability balances. Such factors may influence the Company's decisions regarding additional contributions to its pension and other retiree benefit plans in 2005. The Company previously disclosed total 2005 estimated contributions of $40 million to US pension, $41 million to non-US pension and $10 million to other retiree benefit plans.

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

Total pretax charges under the Functional Excellence initiative, including employee termination benefits and other costs, were $5 million and $12 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, total pretax charges under the program were $12 million and $19 million, respectively. Functional excellence charges in 2005 included $4 million and $17 million which were recorded to cost of goods sold and $1 million and a credit of $5 million which were recorded to selling, general and administrative expense in the three months and six months ended June 30, 2005, respectively.

2003 Manufacturing Realignment Program
--------------------------------------

During December 2003, the Company announced a blade and razor manufacturing, packaging and warehouse operations realignment program throughout Europe and Russia. The program will significantly reduce costs, improve operating efficiency, and streamline manufacturing, packaging, and warehouse operations. The program began in December 2003 and is expected to be completed by 2007.

The Company recorded, in the three and six months ended June 30, 2005, approximately $7 million and $15 million, respectively, to cost of sales related to project expenses and accelerated depreciation on the Isleworth, U.K. facility which will cease to be used as a manufacturing facility after 2006. This facility will eventually be sold but does not yet meet the requirements of "held for sale" accounting treatment. Other project expenses consisted primarily of severance, based on the amounts that have been earned as of June 30, 2005, at current service levels and pay rates and expenses related to the relocation of equipment between impacted locations. Severance payments will span through 2006, when the Isleworth facility will be completely closed.

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

In conjunction with the plan to close this facility, the Company currently expects to incur approximately $29 million in cash expenses, consisting of severance and other employee-related costs of approximately $20 million and equipment relocation and other facility transition costs of approximately $9 million. The Company will also incur non-cash asset impairment related costs of approximately $46 million through accelerated depreciation. For the three and six months ended June 30, 2005, the Company incurred approximately $17 million and $37 million, respectively, to cost of sales related to project expenses and accelerated depreciation related to the Lexington facility.

Realignment Programs
--------------------

                                                       Provisions
                                          Provisions     Accrual/               Charges   Charges
                                            Accrual   (Recoveries)              and Uses  and Uses   Charges   Accrual
                                            through      Second     Provisions  through   Second     and Uses  Balance
                                            Mar. 31      Quarter      Total     Mar. 31   Quarter     Since    June 30
(Millions)                                    2005        2005       Accruals     2005     2005     Inception    2005
                                          ----------  ------------  ----------  --------  --------  ---------  -------
Functional Excellence:
Employee-related expenses                    $283        $  1          $284      $(222)    $ (19)     $(241)    $  43
Other                                          57           4            61        (54)       (5)       (59)        2
                                             ----        ----          ----      -----     -----      -----     -----
Total Functional Excellence Program          $340        $  5          $345      $(276)    $ (24)     $(300)    $  45
                                             ----        ----          ----      -----     -----      -----     -----

2003 Manufacturing Realignment Program:
Employee-related expenses
  Severance payments                           43           -            43         (4)        -         (4)       39
  Other benefits                                8          (1)            7          -         -          -         7
Asset-related expenses:
  Asset write-offs                             22           4            26        (22)       (4)       (26)        -
  Loss on sales of assets                       6           -             6         (6)        -         (6)        -
Contractual obligations and other              18           4            22        (17)       (4)       (21)        1
                                             ----        ----          ----      -----     -----      -----     -----
Total 2003 Realignment Program                 97           7           104        (49)       (8)       (57)       47
                                             ----        ----          ----      -----     -----      -----     -----

Other Realignment Programs:
  Employee-related expenses
    Severance payments                         12           -            12          -         -          -        12
    Other benefits                              2           -             2          -         -          -         2
  Asset-related expenses
    Accelerated depreciation                    6          16            22         (6)      (16)       (22)        -
  Contracted Obligations and other              -           1             1          -        (1)        (1)        -
                                             ----        ----          ----      -----     -----      -----     -----
Total Other Realignment Programs               20          17            37         (6)      (17)       (23)       14
                                             ----        ----          ----      -----     -----      -----     -----
     Total                                   $457        $ 29          $486      $(331)    $ (49)     $(380)    $ 106
                                             ====        ====          ====      =====     =====      =====     =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations The Gillette Company and Subsidiary Companies
--------------------------------------------------------------------------

EFFECTS OF MERGER
-----------------

The proposed merger between The Gillette Company and The Procter & Gamble Company (P&G), described in the registration statement on Form S-4, as amended and filed by P&G on May 25, 2005 with the Securities and Exchange Commission ("SEC"), if completed, will have material effects on the forward-looking statements contained in this report. Investors are advised that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of the Company's business are discussed as a combined business in the aforementioned registration statement. INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE JOINT PROXY STATEMENT/PROSPECTUS THAT IS PART OF THE REGISTRATION STATEMENT, BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Executive Overview
------------------

We achieved record results in the second quarter and six months ended June 30, 2005, with double-digit percentage increases in net sales, profit from operations, net income, and diluted net income per common share.

For the second quarter of 2005 net sales increased 13% to $2.8 billion as compared with $2.4 billion in 2004, driven by strong sell-in of new product offerings from our Blades and Razors, Oral Care, Braun and Personal Care businesses, the continuing strength of established products, and the trade-up activity across core categories in all regions, with notable growth in the developing markets of Latin America and Eastern Europe. Category growth for batteries in most regions of the world and consumer trade-up from inferior performing zinc to alkaline batteries resulted in further sales growth. Sales of batteries in the U.S. grew as trade and consumers prepared for the hurricane season. The impact of foreign currency movement on net sales contributed 3 points to the gain, primarily related to Europe. The impact of pricing was slightly negative, as price increases in Blades and Razors were more than offset by the lower average pricing associated with sales of larger pack sizes at Duracell. Gross profit increased 11% to $1.6 billion in the second quarter of 2005, as gross profit margin declined by 1.1 percentage points to 59.3%, compared with 60.4% in 2004. The positive impact of manufacturing efficiencies was more than offset by incremental costs related to the manufacturing realignment at Duracell, an increase in the proportion of razors versus blades sales due to the sell in of Venus Vibrance, and higher currency-based European manufacturing costs, primarily for Braun and to a lesser extent for Oral Care. Profit from operations rose 18% year-over-year, to $721 million in the second quarter of 2005, compared with $610 million in 2004, driven by strong net sales growth, sustained manufacturing efficiencies, and continued overhead reductions, offset in part by manufacturing realignment costs at Duracell, higher currency-based European manufacturing costs, and merger-related transaction costs. Net income for the quarter rose 17% to $498 million from $426 million last year, driven by the strong operating results and a lower effective tax rate of 28%, down one percentage point from a year ago and consistent with the first quarter of 2005. The reduction in the 2005 effective income tax rate versus 2004 was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate. Net income per common share, diluted, increased 17%, in line with the net income growth.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Blades and Razors net sales for the second quarter of 2005 increased 11% versus the comparable period in 2004, driven by strong consumer demand for new products, which included the launch of Venus Vibrance in North America in the second quarter of 2005. Trade-up to premium systems and higher performing disposables in developed markets, and to entry-level systems in developing markets also contributed to year-on-year growth. Blades and Razors profit from operations increased 16% compared to the second quarter of 2004 due to higher sales of new products, price increases, and trade-up to premium products in all regions, partially offset by an unfavorable razor versus blade mix. Duracell net sales increased 18% as compared to the second quarter of 2004 driven by accelerating battery category growth in most regions of the world, consumer trade-up to alkaline from inferior performing zinc batteries, particularly in Asia, and the favorable effects of foreign currency. In addition, the early start to the U.S. hurricane season and a Florida state-sponsored hurricane preparedness program for consumers contributed to net sales growth in this period. Duracell maintained its leading value share in the U.S., as it increased its advertising and marketing spending to counter the competitive promotional activity and the deflationary pricing activity of price-value alkaline brands. Duracell profit from operations increased 34% due to higher volumes, improved product mix and manufacturing efficiencies, offset in part by lower average pricing resulting from a shift in mix towards larger pack sizes and costs associated with a manufacturing facility closure. Oral Care net sales increased 17%, driven by the introduction of new products, trade-up to premium products, and the unmatched impact of two acquisitions completed in April and June of 2004. Oral Care profit from operations was up 28% year-over-year, due to the growth in net sales and improved product mix, partially offset by increases in advertising spending and currency-related European-based manufacturing costs. Braun net sales increased 16% as compared to the second quarter of 2004 driven by new product introductions, including the Activator premium shaver, the cruZer(3) youth shaver and Tassimo Coffee on Demand. Braun profit from operations of $26 million was up 8% as compared to the second quarter of 2004 as sales growth was tempered by currency-related increases in European-based manufacturing costs, an unfavorable product mix related to the double-digit growth in lower margin household appliances, and increased marketing support. Personal Care net sales increased 9% as compared to the second quarter of 2004, driven by the ongoing trade-up to premium products, and the success of recently introduced TAG body sprays and MACH3 shave gels. Personal Care profit from operations increased 25% as compared to the second quarter of 2004 due to improved product mix from new product introductions and trade-up in shaving preparations from foams to gels.

For the six month period ended June 30, 2005, total Company net sales increased 15%, profit from operations increased 17% and operating profit margin increased to 25.3% from 24.9% for the same period last year. The effective income tax rate declined by one percentage point to 28%. Net income climbed 18% and net income per common share, diluted, increased 19%, outpacing the percentage increase in net income as we benefited from the impact of share repurchase activity during 2004. The Company did not repurchase any shares during the six months ended June 30, 2005 due to restrictions associated with the pending merger with P&G.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Second Quarter 2005 vs. 2004
----------------------------

Selected statement of income data is presented below.

                                                      Second Quarter
                                        ------------------------------------------
                                                % of            % of      %
    (millions, except per share                  Net             Net     Increase/
      amounts and percentages)           2005   Sales   2004    Sales   (Decrease)
------------------------------------    ------  -----  ------  -------  ----------
Net sales                               $2,770         $2,443                13
Gross profit                             1,643   59.3   1,475   60.4         11
   Advertising                             306   11.0     258   10.6         19
   Sales promotion                         101    3.6      93    3.8          9
   Other selling, general and
     administrative (SG&A) expense         515   18.6     514   21.0          -
                                        ------         ------
Total SG&A expense                         922   33.3     865   35.4          7
                                        ------         ------

Profit from operations                  $  721   26.0  $  610   25.0         18
Nonoperating charges (income):
     Net interest expense                    7              8
     Foreign exchange                        -             (2)
     Other                                  21              3
                                        ------         ------
Total nonoperating charges                  28    1.0       9    0.4       +100
                                        ------         ------
Income taxes                            $  195    7.0  $  175    7.2         11
Net income                              $  498   18.0  $  426   17.4         17
Net income per common share, diluted    $ 0.49         $ 0.42                17

Total Company
-------------

Net sales for the second quarter of 2005 were $2.8 billion, an increase of 13% versus $2.4 billion for the same period in 2004. Favorable volume/mix contributed 11% to net sales. Net sales increased due to new product offerings, the ongoing strength of established products, trade-up activity across our core categories in all regions, and advance purchases of batteries in the U.S. in anticipation of the hurricane season. Favorable foreign exchange, notably in Europe, contributed 3 percentage points to the net sales gain. The impact of pricing was slightly negative, as price increases in Blades and Razors were offset by average pricing decreases in Duracell due to a shift towards larger pack sizes.

Gross profit was $1.6 billion for the second quarter of 2005 versus $1.5 billion for the same period in 2004. As a percent of net sales, gross profit was 59.3% in 2005 and 60.4% in 2004. The positive impact of manufacturing efficiencies was more than offset by an unfavorable razor versus blade mix, incremental costs related to manufacturing realignment costs at Duracell and higher currency-based European manufacturing costs, particularly for Braun and to a lesser extent for Oral Care.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Total selling, general and administrative expenses amounted to 33.3% of net sales for the second quarter of 2005, compared with 35.4% in 2004. Within selling, general and administrative expenses, advertising expenses increased 19% to $306 million or 11.0% of net sales for the second quarter of 2005, in support of the new product launches and established product programs. Other selling, general and administrative expenses were down as a percentage of net sales to 18.6% from 21.0% in the second quarter of 2004, reflecting the effects of continued overhead reductions, partially offset by $11 million in merger-related transaction costs.

Profit from operations was $721 million in the second quarter of 2005, representing 26.0% of net sales, compared with $610 million for the same period in 2004, or 25.0% of net sales. The 18% increase in year-on-year profit from operations was the result of strong sales growth from new products, a shift in mix to premium priced products, incremental manufacturing efficiencies, and continued overhead reductions, offset in part by incremental costs related to the closure of a Duracell plant and merger-related transaction costs.

Within non-operating charges/income, net interest expense amounted to $7 million in second quarter of 2005 and $8 million in 2004. The net foreign transactional exchange impact for the second quarter of 2005 was zero, versus $2 million of net foreign exchange income for the same period in 2004. The $18 million increase in other non-operating charges for the second quarter of 2005 compared to the same period in 2004 resulted from a write-down of certain non-operating assets.

The effective income tax rate was 28% for the second quarter of 2005, compared with rate of 29% for the same period in 2004. The reduction in the 2005 effective income tax rate was primarily due to a favorable change in the mix of earnings to countries taxed at rates lower than the U.S. statutory rate.

Net income increased 17% to $498 million for the second quarter of 2005, representing 18.0% of net sales, compared with $426 million for the same period in 2004, which represented 17.4% of net sales. Diluted net income per common share was $0.49 for the second quarter of 2005, compared with $0.42 for the second quarter in 2004, representing growth of 17%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 vs. 2004
---------------------------------------

Selected statement of income data is presented below.

                                              For Six Months Ended June 30
                                        ------------------------------------------
                                                 % of            % of      %
   (millions, except per share                   Net             Net    Increase/
     amounts and percentages)            2005   Sales   2004    Sales   (Decrease)
------------------------------------    ------  ------  ------  ------  ----------
Net sales                               $5,380          $4,678             15
Gross profit                             3,161   58.8    2,832   60.5      12
   Advertising                             576   10.7      494   10.6      17
   Sales promotion                         192    3.6      166    3.5      16
   Other selling, general and
     administrative (SG&A) expense       1,032   19.2    1,006   21.5       3
                                        ------          ------
Total SG&A expense                       1,800   33.5    1,666   35.6       8
                                        ------          ------

Profit from operations                  $1,361   25.3   $1,166   24.9      17
Nonoperating charges (income):
     Net interest expense                   16              17
     Foreign exchange                       (1)             18
     Other                                  28               -
                                        ------          ------
Total nonoperating charges                  43    0.8       35    0.8      23
                                        ------          ------
Income taxes                            $  372    6.9   $  329    7.0      13
Net income                              $  946   17.6   $  802   17.1      18
Net income per common share, diluted    $ 0.94          $ 0.79             19

Total Company
-------------

Net sales for the six months ended June 30, 2005 were $5.4 billion, an increase of 15% versus $4.7 billion for the same period in 2004. Favorable volume/mix contributed 12% to net sales. Net sales increased due in part to new product offerings, the ongoing strength of established products, accelerating consumption in the battery category, and trade-up activity across our core categories in all regions. Favorable foreign exchange, notably in Europe, contributed 3 percentage points to the net sales gain. Pricing was flat, as price increases in Blades and Razors were offset by unfavorable pricing impacts in Duracell due to a shift towards larger pack sizes.

Gross profit was $3.2 billion for the six months ended June 30, 2005 versus $2.8 billion for the same period in 2004. As a percent of net sales, gross profit was 58.8% in 2005 and 60.5% in 2004. The positive impact of manufacturing efficiencies was more than offset by incremental costs related to the manufacturing realignment at Duracell, an unfavorable razor versus blade mix, and higher currency-based European manufacturing costs, primarily for Braun and to a lesser extent for Oral Care.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Total selling, general and administrative expenses amounted to 33.5% of net sales for the six months ended June 30, 2005, compared with 35.6% in 2004. Within selling, general and administrative expenses, advertising expenses increased 17% to $576 million or 10.7% of net sales for the six months ended June 30, 2005. We expect advertising expense to remain at the current level, as a percentage of sales, for the remainder of the year. Sales promotion as a percentage of net sales increased slightly, compared with the six months ended June 30, 2004, in support of the new product launches. Other selling, general and administrative expenses were down as a percentage of net sales to 19.2% from 21.5% for the six months ended June 30, 2004, reflecting the effects of continued overhead reductions, offset in part by approximately $22 million in merger-related transaction costs.

Profit from operations was $1.4 billion for the six months ended June 30, 2005, representing 25.3% of net sales, compared with $1.2 billion for the same period in 2004, or 24.9% of net sales. The 17% increase in year-on-year profit from operations was the result of strong sales growth from new products, a shift in mix to premium priced products, sustained manufacturing efficiencies, and continued overhead reductions, offset in part by incremental costs related to the closure of a Duracell plant and merger-related transaction costs.

Within non-operating charges/income, net interest expense amounted to $16 million and $17 million for the six months ended June 30, 2005 and 2004, respectively. The net foreign transactional exchange impact for the six months ended June 30, 2005 was $1 million of net foreign exchange income, versus $18 million of net foreign exchange expense for the same period in 2004. The 2004 result was driven by a non-cash loss related to the write-off of translation adjustment balances associated with the liquidation of certain international subsidiaries. The $28 million increase in other non-operating charges for the six months ended June 30, 2005 versus the same period last year is due to a write-down in 2005 of certain non-operating assets and an unmatched insurance settlement credit recorded in 2004.

The effective income tax rate was 28% for the six months ended June 30, 2005, compared with 29% for the same period of 2004. The reduction in the 2005 effective income tax rate was primarily due to a favorable change in the mix of earnings taxed at rates lower than the U.S. statutory rate. Unless we repatriate significant additional foreign earnings, we expect our tax rate for the remainder of 2005 to be approximately 28%.

Net income increased 18% to $946 million for the six months ended June 30, 2005, representing 17.6% of net sales, compared with $802 million for the same period in 2004, which represented 17.1% of net sales. Diluted net income per common share was $0.94 for the six months ended June 30, 2005, compared with $0.79 for the same period in 2004, representing growth of 19%. The percentage growth in net income per common share, diluted, outpaced the percentage growth in net income, due to share repurchase program activity in 2004. The Company did not repurchase any shares during the six months ended June 30, 2005 due to restrictions associated with the pending merger with P&G.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating Segments
------------------

Second Quarter 2005 vs. 2004
----------------------------

The following tables summarize key operating metrics for the second quarter of 2005 versus 2004, for each of our five operating segments. Cost savings and realignment charges are recorded in the relevant segments.

                                       Blades &                  Oral               Personal    Unallocated/     Total
Second Quarter                          Razors      Duracell     Care      Braun      Care         Other        Company
--------------------------------       --------     --------     -----     -----    --------    ------------    -------
(millions, except percentages)
Net Sales:
     Net sales, 2005                     $1,214        $ 539     $ 420     $ 341       $ 256       $   -         $2,770
     Net sales, 2004                      1,099          456       358       294         236           -          2,443
     % Incr/(Decr) vs. 2004                  11           18        17        16           9                         13
          Impact of exchange                  3            3         3         3           3                          3
          Impact of volume/mix                7           20        14        13           6                         11
          Impact of pricing                   1           (5)        -         -           -                         (1)

Profit from operations (PFO):
     PFO, 2005                           $  488        $ 119     $  87     $  26       $  30       $ (29)        $  721
     PFO, 2004                              420           89        68        24          24         (15)           610
     % Incr/(Decr) vs. 2004                  16           34        28         8          25          93             18
     PFO as % of net sales, 2005           40.2         22.1      20.7       7.6        11.7                       26.0
     PFO as % of net sales, 2004           38.2         19.5      19.1       8.1        10.3                       25.0

Blades and Razors
-----------------

Net sales of $1.2 billion for the second quarter of 2005 were 11% higher than for the same period in 2004, including a 3% favorable foreign exchange impact. Net sales growth was driven by successful new product introductions which included the launch of Venus Vibrance in North America in the second quarter of 2005. Favorable volume/mix related to trade-up to premium products, including a shift to higher performing disposables in Latin America and to entry level systems in developing markets such as China, Turkey, India and Korea, contributed 7% to net sales growth. Pricing contributed 1% to sales growth.

Profit from operations of $488 million was up 16% from the second quarter of 2004. The profit margin increased by 2.0 percentage points to 40.2% as higher sales from new products, price increases, and a continued shift to premium products in all regions was partially offset by an unfavorable razor versus blade mix and ongoing costs associated with our program to realign European manufacturing and distribution.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Duracell
--------

Net sales of $539 million for the second quarter of 2005 were 18% higher than the same period in 2004, including a 3% favorable foreign exchange impact. Net sales gains were driven by accelerating category growth in most regions of the world, including advance purchases of batteries in the U.S. in anticipation of the hurricane season, as well as demand associated with consumer electronics such as MP3 players and trade-up from zinc to alkaline. Duracell maintained its leading value share in the U.S., as it increased its advertising and marketing spending to counter the competitive promotional activity and the deflationary pricing activity of price-value alkaline brands.

In March of 2005, we committed to a plan to close a Duracell manufacturing facility located in Lexington, North Carolina. Of the approximately $75 million in total expected costs to be incurred in conjunction with the closure of this facility, we recognized $17 million of expense in the second quarter of 2005. This program is discussed further under Realignment Programs and in the accompanying Notes to Consolidated Financial Statements.

For the second quarter of 2005, profit from operations of $119 million increased 34%, and profit margin grew by 2.6 percentage points, compared with the same period in 2004. The increases were due to higher net sales and significant benefits from manufacturing efficiencies, offset in part by an unfavorable shift in mix towards larger pack sizes and costs associated with the plant closure.

With the early arrival of hurricanes in the U.S. in 2005 pushing forward the purchase of batteries, Duracell will face a difficult comparison in the third quarter against the same period last year, when hurricane related sales peaked.

Oral Care
---------

Oral Care net sales for the second quarter of 2005 of $420 million were 17% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Volume/mix was favorable by 14% in the second quarter of 2005. Net sales gains were driven by the introduction of new products, ongoing trade-up to premium products such as CrossAction Vitalizer and Advantage Artica manual toothbrushes and to the ProfessionalCare 8000 and Sonic Complete premium rechargeable brushes, and the Rembrandt and Zooth acquisitions which added 3%.

For the second quarter of 2005, profit from operations of $87 million increased 28%. The increase was driven by higher net sales from new products and improved product mix, partially offset by a double-digit percentage increase in advertising and higher currency-related European-based manufacturing costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Braun
-----

In the second quarter of 2005, Braun net sales of $341 million were 16% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Net sales growth was driven by solid growth in all major regions due to very active new product programs, including the roll-out of the Activator premium shaver, the cruZer(3) youth shaver and Tassimo Coffee on Demand. Braun also experienced gains in female hair removal led by the ongoing growth in epilators, particularly in AMEE (Africa, Middle East, and Eastern Europe). During the quarter, Braun increased its value share of the male electric shaver market in key North America, Europe, and Asia markets.

Profit from operations in the second quarter of 2005 of $26 million compared with $24 million in 2004. Profit from operations was up 8% as compared to the second quarter of 2004 as sales growth was tempered by currency-related increases in European-based manufacturing costs, a change in product mix to lower yielding household appliances, and higher marketing support.

Personal Care
-------------

In the second quarter of 2005, net sales increased 9% versus 2004 to $256 million, with favorable foreign exchange contributing 3% of the gain. Volume/mix was favorable by 6% in the second quarter of 2005. Net sales growth was due to strong demand for new products, including the recently launched TAG body sprays and MACH3 Shave Gel. In addition, the ongoing trade-up to premium products, in particular foam to gel shave preparations, has been aided by an increase in marketing investment behind our foam-to-gel trade-up initiative in Europe and AMEE.

Profit from operations increased 25% to $30 million for 2005, compared with $24 million in 2004. Profit improvement was driven by net sales growth associated with improved mix from new products and trade-up from foams to gels partially offset by a double-digit percentage increase in advertising investment behind new product launches and the foam-to-gel trade-up initiative.

Unallocated/Other
-----------------

In the second quarter of 2005, unallocated expenses increased over prior year, due in part to $11 million in merger-related transaction costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 vs. 2004
---------------------------------------

The following tables summarize key operating metrics for the six months ended June 30, 2005 versus 2004, for each of our five operating segments. Cost savings and realignment charges are recorded in the relevant segments.

                                       Blades &                  Oral               Personal    Unallocated/    Total
June Year-to-Date                       Razors      Duracell     Care      Braun      Care         Other       Company
--------------------------------       --------     --------     ----      -----    --------    ------------   -------
(millions, except percentages)
Net Sales:
     Net sales, 2005                     $2,387      $1,001      $ 833     $647      $ 512           $  -       $5,380
     Net sales, 2004                      2,136         870        673      553        446              -        4,678
     % Incr/(Decr) vs. 2004                  12          15         24       17         15                          15
          Impact of exchange                  3           3          3        3          3                           3
          Impact of volume/mix                8          16         22       14         12                          12
          Impact of pricing                   1          (4)        (1)       -          -                           -

Profit from operations (PFO):
     PFO, 2005                           $  957      $  210      $ 170     $ 31      $  58           $(65)      $1,361
     PFO, 2004                              837         163        123       45         37            (39)       1,166
     % Incr/(Decr) vs. 2004                  14          29         38      (31)        57             67           17
     PFO as % of net sales, 2005           40.1        21.0       20.4      4.8       11.3                        25.3
     PFO as % of net sales, 2004           39.2        18.8       18.4      8.1        8.3                        24.9

Blades and Razors
-----------------

Net sales of $2.4 billion for the six months ended June 30, 2005 were 12% higher than for the same period in 2004, including a 3% favorable foreign exchange impact. Net sales growth was driven by successful new product introductions including the roll-out of M3Power to the remainder of Europe and in Australia, the launch of M3Power Nitro and Venus Vibrance in North America and the launch of Venus Disposables in North America and Europe. Trade-up to premium products, particularly in Latin America, China, Turkey, India and Korea contributed to favorable volume/mix of 8% and pricing contributed 1% to sales growth.

Profit from operations of $957 million was up 14% from the six months ended June 30, 2004, as the profit margin increased by 0.9 percentage points to 40.1%. Profit from operations reflected higher sales from new products, price increases, and a continued shift to premium products in all regions, partially offset by an unfavorable razor versus blade mix and ongoing costs associated with our program to realign European manufacturing and distribution.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Duracell
--------
Net sales of $1.0 billion for the six months ended June 30, 2005 were 15% higher than the same period in 2004, including a 3% favorable foreign exchange impact. Net sales gains were driven by accelerating category growth in most regions of the world.

For the six months ended June 30, 2005, profit from operations of $210 million increased 29%, and profit margin grew by 2.2 percentage points, compared with the same period in 2004. The increases were due to higher net sales and significant benefits from manufacturing efficiencies, offset in part by an unfavorable shift in mix towards larger pack sizes and costs associated with the Lexington plant closure.

Oral Care
---------

Oral Care net sales for the six months ended June 30, 2005 of $833 million were 24% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Volume/mix was favorable by 22% for the six months ended June 30, 2005 and pricing was relatively flat. Net sales gains were driven by the introduction of new products, ongoing trade-up to premium products such as CrossAction Vitalizer and Advantage Artica manual toothbrushes and to the ProfessionalCare 8000 and Sonic Complete premium rechargeable brushes, and the Rembrandt and Zooth acquisitions which added 5% to net sales.

For the six months ended June 30, 2005, profit from operations of $170 million increased 38%. The increase was driven by higher net sales from new products and improved product mix, partially offset by a double-digit percentage increase in advertising and higher currency-related European-based manufacturing costs.

Braun
-----

For the six months ended June 30, 2005, Braun net sales of $647 million were 17% higher than the same period in 2004, with favorable foreign exchange contributing 3%. Net sales growth was driven by new product introductions, especially in male hair removal and Household product categories, as well as gains in female hair removal led by the ongoing growth in epilators.

Profit from operations for the six months ended June 30, 2005 of $31 million compared with $45 million in 2004. Profit from operations for 2005 was tempered by higher costs related to manufacturing realignment, currency-related increases in European-based manufacturing costs, unfavorable product mix, and higher marketing support.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Personal Care
-------------

For the six months ended June 30, 2005, net sales increased 15% versus 2004 to $512 million, with favorable foreign exchange contributing 3% of the gain. Volume/mix was favorable by 12% for the six months ended June 30, 2005. Net sales growth was due to strong demand for new products, including the launch of TAG body sprays and MACH3 Shave Gel in the first quarter, ongoing trade-up to premium products, including foam to gel, and expansion in developing markets, including Russia, Turkey and Poland.

Profit from operations increased 57% to $58 million for the six months ended June 30, 2005, compared with $37 million for the same period in 2004. Profit improvement came from net sales growth associated with new products and improved product mix due to the trade-up from foams to gels, partially offset by a double-digit percentage increase in advertising investment behind new product launches and the foam-to-gel trade-up initiative.

Unallocated/Other
-----------------

For the first half of 2005, unallocated expenses increased over prior year, due in part to $22 million in merger-related transaction costs.

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

                                                                 2005                       2004
                                                           -----------------         ------------------
                                                           Free         GAAP         Free          GAAP
                                                           Cash         Cash         Cash          Cash
      Six Months Ended June 30,                            Flow         Flow         Flow          Flow
---------------------------------------                    ----         ----         ----          ----
            (millions)
Net Income                                                              $946                       $802
Depreciation and amortization                                            315                        299
Pension expenses                                                          84                         72
Deferred income taxes and other                                           41                         46
(Increase) Decrease in trade  receivable                                (144)                        26
Increase in inventories                                                 (273)                      (330)
Net change in other assets and liabilities                              (322)                         6
                                                           ----         ----         ----          ----
Net cash provided by operating activities*                 $647         $647         $921          $921
  Additions to property, plant and equipment               (309)                     (228)
  Disposals of property, plant and equipment                 37                        30
                                                           ----                      ----
Free cash flow                                             $375                      $723
                                                           ----                      ----
Net cash provided by (used in) investing activities*                     250                       (310)
Net cash used in financing activities*                                  (644)                      (643)
Effect of foreign exchange rate changes on cash                           (1)                        (3)
                                                                        ----                       ----
Increase (Decrease) in cash and cash equivalents                        $252                       $(35)
                                                                        ----                       ----

* See Consolidated Statement of Cash Flows on page 5.

Free cash flow for the six months ended June 30, 2005, was $375 million driven by the strong net income partially offset by increases in working capital versus year-end 2004 where we achieved a record low level.

Free Cash Flow, net cash provided by investing activities and proceeds from the exercise of stock options were used to pay dividends of $323 million and to reduce loans and long-term debt payable by $611 million. Net cash used in investing activities for the first six months of 2005 was primarily the result of a net decrease in short term investments of $521 million, offset by capital spending of $309 million in support of new product programs and the realignment of our European blade and razor manufacturing and distribution. Net cash used in financing activities for the first six months of 2005 resulted from repayments of loans and long-term debt as well as dividend payments of $323 million, partially offset by an increase in proceeds received from the exercise of stock options. There were no shares repurchased in the first six months of 2005 due to restrictions associated with the pending merger with P&G.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Debt
----

Total debt decreased by $628 million during the six months ended June 30, 2005, from $3.4 billion at December 31, 2004, to $2.8 billion at June 30, 2005. This decrease was principally due to the reduction of loans payable and long-term debt of approximately $260 million and $368 million respectively.

Our investment grade long-term credit ratings of AA- from Standard & Poor's and Aa3 from Moody's and commercial paper ratings of A1+ from Standard & Poor's and P1 from Moody's provide a high degree of flexibility in obtaining funds. We have the ability to issue up to $1.6 billion in commercial paper in the U.S. and Euro markets. Our commercial paper program is supported by our revolving credit facility and other sources of liquidity, primarily our cash flow from operations. At June 30, 2005, there was $184 million outstanding under our commercial paper program, compared with $443 million at December 31, 2004. On October 12, 2004, we entered into a 364-day revolving bank credit facility in the amount of $930 million, expiring October 2005. Liquidity is enhanced through a provision in the 364-day facility that gives us the option to enter into a one-year term loan in an amount up to $930 million. On October 14, 2003, we entered into a revolving bank credit facility under which up to $288 million is available for five years, expiring October 2008. We believe we have sufficient alternative sources of funding available to replace our commercial paper program, if necessary.

During 2002, two shelf registration statements were filed allowing us to issue up to $2.8 billion in debt securities in the U.S. We currently anticipate that the proceeds from the sale of any debt securities issued under these shelf registrations will be used to repay commercial paper borrowings and replace other maturing debt, although the proceeds may also be used for other corporate purposes, including repurchase of our common stock. At June 30, 2005, $1.9 billion, at face value, was issued under these shelf registrations, and a total of $918 million was available for future debt issuance. All proceeds from these issuances were used to reduce commercial paper borrowings.

With our strong brands, leading market shares, strong financial condition and substantial cash-generating capability, we expect to continue to have funds available for growth through both internally generated cash flow and significant credit resources. We have substantial unused lines of credit and access to worldwide financial markets which enable us to raise funds at favorable interest rates.

Although our credit rating agencies have confirmed that our long-term financing ratings are no longer under the review that was described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, our credit ratings and borrowing rates may still be impacted by the proposed merger with P&G.

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

Based on our overall evaluation of our market risk exposures from all of our financial instruments at June 30, 2005, a near-term change in market rates would not materially affect our consolidated financial position, results of our operations, or cash flows.

REALIGNMENT PROGRAMS
--------------------

Functional Excellence
---------------------

In the second quarter of 2002, the Company began actions associated with its Functional Excellence initiative, which is described in Notes to Consolidated Financial Statements. During the three and six month periods ended June 30, 2005 and 2004, the Company recorded the following expenses related to this initiative:

                                                 Three Months Ended         Six Months Ended
                                                       June 30                  June 30
                                                 -------------------       ------------------
(millions)                                        2005          2004       2005          2004
----------                                        ----          ----       ----          ----
Functional Excellence expense recorded in:
Cost of goods sold                                $ 4           $ 4        $17           $ 4
Selling, general and administrative expense         1             8         (5)           15
                                                  ---           ---        ---           ---
Total functional excellence expense               $ 5           $12        $12           $19
                                                  ===           ===        ===           ===

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

During the three and six months ended June 30, 2005, the Company recorded charges of $7 million and $15 million, respectively, to cost of goods sold for this program, related mainly to accelerated depreciation of certain assets, severance accruals and costs related to the relocation of equipment between impacted locations.

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

In conjunction with the plan to close this facility, we expect to incur approximately $29 million in cash expenses, consisting of severance and other employee-related costs of approximately $20 million and equipment relocation and other facility transition costs of approximately $9 million. We will also incur non-cash asset impairment related costs of approximately $46 million through accelerated depreciation. For the three and six months ended June 30, 2005, expense was approximately $17 million and $37 milllion on a pre-tax basis. We expect to incur further expenses throughout the rest of this year of approximately $19 million on a pre-tax basis.

PROPOSED MERGER
---------------

On January 27, 2005, we entered into an Agreement and Plan of Merger with The Procter & Gamble Company ("P&G"), an Ohio corporation, and Aquarium Acquisition Corp., a wholly-owned subsidiary of P&G. Upon consummation of the proposed merger, each share of our common stock will be converted into the right to receive 0.975 of a share of P&G common stock. The consummation of the proposed merger is subject to customary conditions, such as regulatory approvals and approval by our shareholders. Our shareholders approved the merger at a special meeting that was held on July 12, 2005. We also received approval of the merger from the European Commission on July 15, 2005. Until the proposed merger closes, we are generally obligated to carry on our business in the ordinary course.

For a more complete description of the proposed merger and the Agreement and Plan of Merger, refer to the registration statement on Form S-4, as amended and filed by P&G on May 25, 2005 with the Securities and Exchange Commission, and our Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the Company's second quarter, there were no significant changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have been subject to litigation in connection with the proposed merger with The Procter & Gamble Company ("P&G"). On February 10, 2005, a putative class action was filed in Delaware state court on behalf of our shareholders, alleging breaches of fiduciary duties by our board of directors and senior management in connection with the proposed merger. The complaint alleges, among other things, that the proposed merger is "unduly favorable" to P&G and that, if consummated, our senior managers will receive excessive compensation. The plaintiff seeks injunctive relief barring consummation of the proposed merger or, in the alternative, rescission following consummation. The plaintiff also seeks compensatory damages. A second action was filed on February 11, 2005, and a third action was filed on February 28, 2005, both in Delaware state court. These actions are virtually identical to the action filed on February 10, 2005. A motion to consolidate the three actions was granted, lead counsel was appointed, and a consolidated amended complaint was filed on May 9, 2005. We filed an answer to the consolidated amended complaint on June 23, 2005. It is possible that other similar actions will be filed. We and the other named defendants believe the allegations are without merit and intend to vigorously defend the actions.

Since the announcement of the merger agreement, we have received various inquiries from the Securities Division of the Secretary of The Commonwealth of Massachusetts (the "Secretary"). Resolving a dispute over the proper scope of subpoenas issued by the Secretary to us and our financial advisors, the Massachusetts Superior Court (the "Court") concluded on April 28, 2005 that the Secretary lacks jurisdiction over the proposed merger generally and limited the scope of the Secretary's investigation to the fairness opinions provided to us by our financial advisors in connection with the proposed merger. The Court reiterated its conclusion in a subsequent order dated May 19, 2005. Consistent with the Court's orders, we have produced responsive documents, and certain Gillette officers and directors have provided testimony to the Secretary.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following represents information required under Item 703 of Regulation S-K for any purchases made in the quarter covered by this report.

                                                           Total Number
                                                             of Shares          Maximum Number
                                                         Purchased as Part        of Shares
                         Total Number       Average        of Publicly         that May Yet Be
                           of Shares       Price Paid    Announced Plans     Purchased Under the
Period                     Purchased (1)   per Share      or Programs (2)      Plans or Programs
------                   ---------------   ----------    -----------------      ----------------
04/01/05 - 04/30/05          1,599           $51.15              -                 26,200,000
05/01/05 - 05/31/05          1,871           $53.42              -                 26,200,000
06/01/05 - 06/30/05              -                -              -                 26,200,000
  Total Second Quarter       3,470           $52.37              -                 26,200,000

(1) Shares were repurchased by the Company under equity-based programs.

(2) The Company's active share repurchase program was announced on 9/16/03 and authorizes the purchase of up to 50 million shares of the Company's common stock. There is no expiration date specified for this program. There were no share repurchases made under the program in the first half of 2005.


Item 4. Submission of Matters to a Vote of Security Holders

At its Annual Meeting on May 12, 2005, the shareholders of The Gillette Company took the following actions:

1. Elected the following four directors for terms to expire at the 2008 Annual Meeting of Shareholders, with votes as indicated opposite each director's name:


                          In Favor       Withheld
                         -----------    -----------
Michael B. Gifford       831,266,967     41,640,753
Ray J. Groves            823,523,427     49,384,293
Fred H. Langhammer       734,535,032    138,372,688
Marjorie M. Yang         728,242,082    144,665,638

      The directors whose term of office as a director continued after the meeting are Roger K. Deromedi, Dennis F. Hightower, Herbert H. Jacobi, Nancy J. Karch, Edward F. DeGraan, Wilbur H. Gantz, and James M. Kilts.

2. Approved the ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year 2005. The vote was 843,678,465 for the proposal, 22,876,520 against, with 6,352,735 abstentions.

At a Special Meeting on July 12, 2005, the shareholders of The Gillette Company took the following actions:

1. Approved a proposal to adopt the Agreement and Plan of Merger, dated as of January 27, 2005, among Procter & Gamble, Aquarium Acquisition Corp., a wholly owned subsidiary of Procter & Gamble, and Gillette and approved the merger contemplated by the Merger Agreement. The vote was 726,059,411 for the proposal, 22,510,736 against, and 6,454,772 abstentions.

2. Approved the proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to adopt the merger agreement and approve the merger. The vote was 547,607,927 for the proposal, 140,981,130 against, with 66,281,934 abstentions and 153,928 broker non-votes.


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

                           PART II. OTHER INFORMATION

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

                           PART II. OTHER INFORMATION

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

                           PART II. OTHER INFORMATION

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

August 4, 2005

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